Form 10-Q
period 2004-06-30
MILLS LIMITED PARTNERSHIP; MILLS CORP
filed 2004-08-05
CIK 1142028, 914713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

THE MILLS CORPORATION

THE MILLS LIMITED PARTNERSHIP

(Exact name of registrants as specified in their charters)

Delaware Delaware	1-12994 000-50694	52-1802283 52-1873369
(State or other jurisdiction of incorporation or organization)	(Commission File Nos.)	(I.R.S. Employer Identification Nos.)

1300 Wilson Boulevard, Suite 400, Arlington, Virginia 22209
(Address of principal executive offices—zip code)

(703) 526-5000
(Registrants’ telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.

The Mills Corporation	Yes ☒ No ☐
The Mills Limited Partnership	Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2).

The Mills Corporation	Yes ☒ No ☐
The Mills Limited Partnership	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock or units as of the latest practicable date.

As of July 23, 2004, 54,271,460 shares of Common Stock, par value $.01 per share, of The Mills Corporation and 64,457,447
Common Units of limited partnership interest of The Mills Limited Partnership were outstanding.

THE MILLS CORPORATION

THE MILLS LIMITED PARTNERSHIP

FORM 10-Q

This Form 10-Q includes information with respect to both The Mills Corporation (“TMC”) and The Mills Limited Partnership (“Mills LP”), in which TMC owned a 1% general partner interest and a 83.20% limited partner interest as of June 30, 2004.  Separate financial statements and accompanying notes are provided for each of TMC and Mills LP.  Except as specifically noted otherwise, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented as a single discussion with respect to both TMC and Mills LP since TMC conducts all of its business and owns all of its properties through Mills LP and Mills LP’s various subsidiaries.

Certain matters discussed in this Form 10-Q and the information incorporated by reference herein contain “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and are not guarantees of future performance.

Forward-looking statements, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “would be,” or “continue” or the negative thereof or other variations thereon or comparable terminology are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are:

•                                the general economic climate,

•                                the supply and demand for retail properties,

•                                interest rate levels and fluctuations in the exchange rates between the U.S. dollar and foreign currencies in countries where the Registrants have investments,

•                                the availability to the Registrants of financing for their development projects or acquisition activities,

•                                risks associated with the development, acquisition and operation of retail properties, including risks that the development of the project may not be completed on schedule or on budget, that the Registrants may not be able to lease available space to tenants at favorable rental rates, that tenants will not take occupancy or pay rent in accordance with their leases, or that development or operating costs may be greater than anticipated, and

•                                those risks described in the section entitled “Risk Factors” in The Mills Corporation’s Form 10-K for the year ended December 31, 2003 and The Mills Limited Partnership’s Form 10.

The Registrants undertake no duty or obligation to publicly announce any revisions to, or updates of, these forward-looking statements that may result from future events or circumstances.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Notes

THE MILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Income producing property:
Land and land improvements	$529,034	$420,181
Building and improvements	1,933,071	1,862,389
Furniture, fixtures and equipment	65,900	60,674
Less: Accumulated depreciation and amortization	(419,771)	(402,936)
Net income producing property	2,108,234	1,940,308

Land held for investment and/or sale	11,267	12,039
Construction in progress	633,603	292,290
Investment in unconsolidated joint ventures	517,813	822,624
Net real estate and development assets	3,270,917	3,067,261

Cash and cash equivalents	44,660	15,777
Restricted cash	37,816	37,484
Accounts receivable, net	109,753	76,910
Notes receivable	27,246	25,675
Deferred costs, net	76,369	60,469
Other assets	14,301	11,057
Total Assets	$3,581,062	$3,294,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages, notes and loans payable	$2,260,462	$2,119,314
Accounts payable and other liabilities	178,138	191,194
	2,438,600	2,310,508
Minority interests:
Mills LP	105,719	129,347
Consolidated joint ventures	148,673	—

Series B Cumulative Redeemable Preferred Stock, par value $.01, 4,300 shares authorized, issued and outstanding	107,500	107,500
Series C Cumulative Redeemable Preferred Stock, par value $.01, 3,500 shares authorized, issued and outstanding	87,500	87,500
Series E Cumulative Redeemable Preferred Stock, par value $.01, 8,545 shares authorized, issued and outstanding	213,625	213,625
Common stock, par value $.01, 100,000 shares authorized and 54,267 and 50,298 shares issued and outstanding at 2004 and 2003, respectively	543	503
Additional paid-in capital	972,955	930,965
Accumulated deficit	(481,316)	(461,719)
Accumulated other comprehensive loss	(2,773)	(14,772)
Deferred compensation	(9,964)	(8,824)
Total stockholders’ equity	888,070	854,778
Total Liabilities and Stockholders’ Equity	$3,581,062	$3,294,633

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Minimum rent	$60,517	$46,323	$118,793	$88,564
Percentage rent	1,087	196	1,636	243
Recoveries from tenants	26,369	22,998	53,523	44,552
Other property revenue	3,770	7,590	8,926	11,530
Management fees	3,836	3,238	7,690	6,331
Other fee income	—	1,432	139	2,280

Total operating revenues	95,579	81,777	190,707	153,500

Expenses:
Recoverable from tenants	23,948	19,443	47,921	38,250
Other operating expenses	3,639	3,515	7,493	5,108
General and administrative	9,405	4,802	16,814	9,136
Depreciation and amortization	28,897	17,013	56,045	33,643

Total operating expenses	65,889	44,773	128,273	86,137

Operating income	29,690	37,004	62,434	67,363
Other income (expense):
Interest expense	(20,971)	(16,720)	(41,897)	(30,192)
Foreign currency exchange (losses) gains	(2,388)	20,821	(7,419)	23,080
Other, net	(963)	1,867	1,988	4,252

Income before joint venture operations	5,368	42,972	15,106	64,503

Equity in earnings of unconsolidated joint ventures	5,897	5,697	11,467	10,964
Minority interest in consolidated joint ventures	11,364	—	11,364	—
Gain on sale of joint venture interest	—	—	35,193	—

Income before minority interest in Mills LP	22,629	48,669	73,130	75,467
Minority interest in Mills LP net income, including Series D preferred unit distributions	(1,770)	(11,493)	(10,574)	(17,610)

Net income	20,859	37,176	62,556	57,857
Preferred stock dividends	(9,061)	(6,616)	(18,122)	(10,994)

Income available to common stockholders	$11,798	$30,560	$44,434	$46,863

Earnings per Common Share:
Basic	$0.21	$0.70	$0.86	$1.08

Diluted	$0.21	$0.69	$0.84	$1.07

Weighted Average Shares Outstanding:
Basic	53,489	43,562	51,907	43,171

Diluted	54,332	44,441	52,815	43,986

Dividends Paid per Common Share	$0.595	$0.565	$1.190	$1.130

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(Unaudited, in thousands)

	Preferred Stock	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Deferred Compensation	Total	Total Comprehensive Income
		Shares	Amount
Balances, December 31, 2003 (audited)	$408,625	50,298	$503	$930,965	$(461,719)	$(14,772)	$(8,824)	$854,778	$—
Restricted stock incentive plan, net	—	—	—	—	—	—	4,391	4,391	—
Restricted stock issued	—	140	1	5,530	—	—	(5,531)	—	—
Exercise of stock options	—	380	4	7,908	—	—	—	7,912	—
Units exchanged for common stock	—	3,449	35	28,056	—	—	—	28,091	—
Change in fair value of cash flow hedges	—	—	—	—	—	11,899	—	11,899	11,899
Foreign currency translation adjustments	—	—	—	—	—	100	—	100	100
Dividends declared:
Common stock	—	—	—	—	(64,031)	—	—	(64,031)	—
Preferred stock	—	—	—	—	(18,122)	—	—	(18,122)	—
Adjustment to Mills LP minority interest from increased ownership	—	—	—	496	—	—	—	496	—
Net income	—	—	—	—	62,556	—	—	62,556	62,556

Balances, June 30, 2004	$408,625	54,267	$543	$972,955	$(481,316)	$(2,773)	$(9,964)	$888,070	$74,555

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$62,556	$57,857
Adjustments to reconcile net income to net cash provided by operating activities:
Mills LP minority interest	10,574	17,610
Net accretion of notes receivable	(414)	(578)
Depreciation and amortization	56,045	33,643
Amortization of financing costs	4,072	4,870
Equity in earnings of unconsolidated joint ventures	(11,467)	(10,964)
Gain on sale of joint venture interest	(35,193)	—
Foreign currency exchange losses (gains)	7,419	(23,080)
Gain on sale of land	(506)	—
Abandoned project costs	1,762	—
Amortization of restricted stock incentive program	4,391	788
Loss on debt refinancing	—	550
Other changes in assets and liabilities:
Accounts receivable	(1,042)	(11,932)
Notes receivable	(1,344)	(4,069)
Other assets	(726)	(88)
Accounts payable and other liabilities	(25,104)	(8,178)
Net cash provided by operating activities	71,023	56,429

Cash Flows From Investing Activities:
Consolidation of variable interest entities	23,200	—
Minority interest investment in consolidated joint ventures, net	46,709	—
Investment in real estate and development assets	(160,998)	(7,892)
Distributions received from unconsolidated joint ventures	49,502	30,371
Proceeds from land sale	1,347	—
Proceeds from sale of joint venture interest	68,850	—
Acquisition of real estate	(81,091)	(987,922)
Deferred costs	(1,191)	(4,295)
Net cash used in investing activities	(53,672)	(969,738)

Cash Flows From Financing Activities:
Proceeds from mortgages, notes and loans payable	321,200	964,118
Repayments of mortgages, notes and loans payable	(226,684)	(222,244)
Financing costs	(1,944)	(4,882)
Increase (decrease) in restricted cash	1,460	3,140
Proceeds from exercise of stock options	7,912	19,479
Dividends paid	(77,171)	(52,364)
Distributions to Mills LP unit holders	(13,241)	(18,127)
Proceeds from the sale of preferred stock and units, net	—	167,904
Net cash provided by financing activities	11,532	857,024
Net increase (decrease) in cash and cash equivalents	28,883	(56,285)
Cash and cash equivalents, beginning of period	15,777	79,195

Cash and cash equivalents, end of period	$44,660	$22,910
Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$50,979	$24,238

Non-cash financing and investing activity provided in Note 7.

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share)

1.  ORGANIZATION

The Mills Corporation (“TMC”) is a fully integrated, self-managed real estate investment trust (“REIT”) that provides development, redevelopment, leasing, financing, management and marketing services to its properties.  TMC conducts all of its business and owns all of its properties through The Mills Limited Partnership (“Mills LP”) and its various subsidiaries (collectively referred to as the “Company”). Mills LP owns 100% of MillsServices Corp. (“MSC”), a taxable REIT subsidiary. MSC provides development, management, leasing and financial services to all but two of the Company’s real estate joint ventures and does not perform any services for entities in which the Company is not a significant investor. Through MSC, the Company owns Mills Enterprises, Inc. (“MEI”), an entity that holds investments in certain retail joint ventures.

At June 30, 2004, the Company owned or had an interest in an aggregate of 27 retail and entertainment-oriented centers comprised of 15 Mills Landmark Centers, eleven 21st Century Retail and Entertainment Centers, and one International Retail and Entertainment Center. Of these, four Mills Landmark Centers and eight 21st Century Retail and Entertainment Centers were wholly owned. The Company also owned three community shopping centers, a portfolio of 19 single tenant properties and other related commercial development.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company’s management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company’s audited financial statements and related footnotes, included in the Company’s Annual Report for the year ended December 31, 2003, on Form 10-K filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and all subsidiaries that the Company controls or for which it has been determined to be the primary beneficiary. The Company does not consider itself to be in control of an entity when major business decisions require the approval of at least one other partner. All significant intercompany transactions and balances have been eliminated in consolidation.

Consolidation of Variable Interest Entities

Effective March 31, 2004, the Company adopted the provisions of FIN No. 46 which requires the consolidation of certain joint ventures. The Company has historically accounted for its joint ventures on the equity method because major business decisions related to these ventures require the approval of at least one other partner.  However, FIN No. 46 requires the Company to consolidate entities meeting the criteria of a variable interest entity (“VIE”) for which it has been determined to be the primary beneficiary. Under this new model for consolidation, an entity is deemed to be a VIE when: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional financial support from other parties.  The effect of FIN No. 46 was to consolidate net assets amounting to $414,647 at March 31, 2004 ($446,272 at June 30, 2004) that were previously accounted for under the equity method of accounting and included on the Company’s balance sheet as investment in unconsolidated joint ventures. The minority interest in unconsolidated joint ventures shown on the Company’s balance sheet represents the equity interests of the joint ventures not owned by the Company. The results of the VIE operations were accounted for on the equity method through March 31, 2004 and are consolidated effective April 1, 2004.  The results of operations attributable to the equity interests of the consolidated joint ventures not owned by the Company and fee revenue and interest income earned by the Company from these ventures (net of any intercompany profit eliminations) are classified as minority interest in consolidated joint ventures in the Company’s statements of income.

The Company has determined it is the primary beneficiary for various joint ventures that currently meet the criteria for being classified as a VIE. The joint ventures relate to the Madrid Xanadú, Meadowlands Xanadu and Pittsburgh Mills projects. Under the terms of the Madrid Xanadú joint venture agreements, the Company’s partner has the right to require the Company to repurchase its interest for a minimum price of €35,000 ($42,298 as of June 30, 2004) which right was exercised in April 2004. The Meadowlands Xanadu joint venture agreement with Kan Am was renegotiated in June 2004 and, among other things, resulted in the removal of Kan Am’s right to redeem its equity, a binding commitment by the Company to provide construction financing to build the project in the event that third party financing is not obtained, an increase in the interest rate on the funds the Company advanced to the project and a provision for the payment to the Company of a non-refundable development fee. In the second quarter of 2004, minority interest in consolidated joint ventures included $6,893 of interest income and $4,296 of other fee income.  Upon the occurrence of certain planned events, the Company expects to deconsolidate certain of these entities in the future.

Minority Interest in Mills LP

TMC is the sole general partner of Mills LP and owned a 1% general partner interest and an 83.20% limited partner interest as of June 30, 2004.  Minority interest in Mills LP is comprised of Mills LP common and preferred units after eliminating TMC’s ownership units. Common minority interest is increased and decreased, respectively, for income and distributions allocated to common units not held by TMC. Periodically, TMC raises additional equity through the issuance of common or preferred stock and contributes the proceeds to Mills LP for an equivalent number of common or preferred units.  In the event of other changes in common equity, an adjustment to minority interest in Mills LP and stockholders’ equity is recorded to reflect TMC’s increased or decreased ownership in Mills LP.

At June 30, 2004 and December 31, 2003, there were 10,186 and 13,464 common limited partnership units of Mills LP, representing ownership of 15.80% and 21.12%, respectively, not held by TMC.  These units are exchangeable in specified circumstances for either, at TMC’s option, cash or shares of its common stock on a one-for-one basis. This exchange right has not been considered in TMC’s computation of per share data, as it does not have a dilutive effect.

Foreign Operations

The functional currency for entities operating or projects in development outside the United States is the currency of the country in which the entity or project is located. The financial statements of such entities are translated from the functional currency into U.S. dollars for inclusion in the Company’s financial statements. Gains or losses resulting from translation are accounted for as a component of other comprehensive income or loss.

The Company’s foreign investment and related advances are denominated in the foreign entity’s functional currency and re-measured to the Company’s functional currency of the U.S. dollar. The Company expects to settle these amounts in the foreseeable future through distributions from the foreign entities. Accordingly, gains or losses resulting from the re-measurement are included in the determination of net income. Foreign currency exchange losses and gains for the periods presented arose primarily as a result of this re-measurement.

Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator for basic earnings per common share	$11,162	$30,488	$44,393	$46,697
Numerator for diluted earnings per common share	$11,190	$30,653	$44,537	$46,935
Denominator:
Weighted average shares	53,746	44,127	52,164	43,736
Unvested restricted stock awards — weighted average shares	(257)	(565)	(257)	(565)
Denominator for basic earnings per common share — adjusted weighted average shares	53,489	43,562	51,907	43,171
Effect of dilutive securities:
Employee stock options and restricted stock awards— weighted average shares	843	879	908	815
Denominator for diluted earnings per common share — adjusted weighted average shares	54,332	44,441	52,815	43,986
Basic earnings per common share	$0.21	$0.70	$0.86	$1.08
Diluted earnings per common share	$0.21	$0.69	$0.84	$1.07

Certain stock options are excluded from the computation of basic and diluted earnings per common share as their impact is anti-dilutive.

Stock Based Compensation

Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” on a prospective basis to all employee awards granted, modified or settled after the effective date. Because the Company’s awards vest over periods ranging from three to ten years, the cost related to stock-based employee compensation is less than would have been recognized had the fair value method been applied to all outstanding and unvested awards in each period. The following presents the pro forma effect of this on net income available to common stockholders.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income as reported	$20,859	$37,176	$62,556	$57,857
Add stock based employee compensation included in reported net income	5,302	2,892	9,191	3,282
Deduct total stock based employee compensation determined under fair value based method for all awards	(5,324)	(2,962)	(9,234)	(3,421)
Pro forma net income	$20,837	$37,106	$62,513	$57,718
Basic earnings per share:
As reported	$0.21	$0.70	$0.86	$1.08
Pro forma	$0.21	$0.70	$0.85	$1.08
Diluted earnings per share:
As reported	$0.21	$0.69	$0.84	$1.07
Pro forma	$0.21	$0.69	$0.84	$1.06

Other, net

Other, net is comprised of the following income (expense) items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Interest income	$1,702	$2,479	$4,313	$4,909
Abandoned project costs	(1,078)	(155)	(1,762)	(155)
Gain on land sales, net	—	225	506	225
Deferred foreign tax expense	(484)	—	(484)	—
Loss on debt extinguishments	—	(550)	—	(550)
Other	(1,103)	(132)	(585)	(177)
	$(963)	$1,867	$1,988	$4,252

Reclassifications

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the current period presentation.

3.  ACQUISITIONS

In January 2004, the Company acquired Westland Mall near Miami, Florida for $78,750, excluding transaction costs. A preliminary allocation of the purchase price has been made and will be finalized after various valuation studies are complete. Westland Mall is included in the consolidated results of operations from the date of acquisition. The acquisition did not have a significant impact on the Company’s financial statements.

The final purchase price allocation for the 2003 acquisition of the Del Amo Fashion Center was recorded during the second quarter of 2004 with the primary result being an additional allocation to land of $46,436 previously allocated to building and improvements.

The final purchase price allocation for the 2003 acquisition of the Great Mall of the Bay Area is pending receipt of cost segregation and certain other studies.

4.  INVESTMENTS IN JOINT VENTURES

Various operating properties, properties under development and retail concerns are owned through joint ventures. The Company is usually the general or managing partner in the real estate ventures. The Company is committed to providing additional equity to certain of its joint ventures under development pursuant to the relevant joint venture agreements and guarantees certain joint venture partners’ preference returns and the repayment of construction debt. Guarantees generally remain in effect until certain debt service coverage tests are met or a permanent loan is obtained, which generally occurs within two to four years after a property’s grand opening. The Company would only be liable under the guarantees if the construction loan proceeds are insufficient to fund preference payments, the project’s construction is not completed or the construction loan is not refinanced at or before maturity. Certain of the Company’s joint venture agreements also contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests among certain partners.

Acquisition

In June 2004, 170 Mills LP common units were issued to acquire a parcel of land for future development with an agreed value of $7,500.  This land was contributed to a newly formed joint venture, Potomac Town Center Limited Partnership.

Conveyance of Joint Venture Interest

In March 2004, an approximately 50% joint venture interest in Opry Mills was conveyed to Kan Am Grund Kapitalanlagesellshaft mbH (“Kan Am Grund”) for $68,850 and a gain of $35,193 was recognized.  In connection with this transaction, the Company terminated a swap agreement and recorded a $5,273 charge against the gain. Kan Am Grund is an affiliate of Kan Am, a German syndicator of real estate funds with whom the Company has had a long standing relationship.  Following the conveyance, the Company’s residual sharing and capital contribution percentages in Opry Mills were 75% and 49%, respectively.

Condensed Combined Financial Statements

The following financial statements include the unconsolidated joint ventures of the Company and the results of VIE operations through March 31, 2004.  VIE assets and liabilities are excluded from the June 30, 2004 balance sheet, since they are included in the Company’s consolidated balance sheet as of that date.  Opry Mills is combined subsequent to the date of conveyance of the joint venture interests. Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

Condensed and Combined Balance Sheets:	June 30, 2004	December 31, 2003
Assets:
Net income producing property	$2,203,573	$2,262,202
Land held for investment and/or sale	29,679	34,773
Construction in progress	186,762	349,355
Cash and cash equivalents	79,370	119,187
Restricted cash	22,504	40,462
Accounts receivable, net	73,646	114,326
Notes receivable	40,399	25,893
Deferred costs, net	90,648	122,050
Other assets	116,235	134,809

	$2,842,816	$3,203,057

Liabilities and Partners’ Equity:
Mortgages, notes and loans payable	$2,230,063	$2,204,854
Accounts payable and other liabilities	150,347	277,310
Company’s accumulated equity*	104,465	537,385
Joint venture partners’ accumulated equity	357,941	183,508

	$2,842,816	$3,203,057

* The carrying value of the Company’s investment in unconsolidated joint ventures differs from its accumulated equity noted above due primarily to basis differences. Basis differences result from the acquisition of partnership interests that are not reflected at the joint venture level; capitalized interest on the investment balance; and capitalized development and leasing costs recovered through fees earned during project development and construction. In addition, Company loans to the joint ventures are included in the carrying value of the investment but are classified as other liabilities above. Basis differences are amortized over 20 years.

	Three Months Ended June 30,		Six Months Ended June 30,
Combined Condensed Results of Operations:	2004	2003	2004	2003
Revenues:
Minimum rent	$67,432	$54,312	$137,426	$101,295
Percentage rent	174	357	428	384
Recoveries from tenants	28,372	21,919	56,974	41,176
Other property revenue	11,650	7,837	22,415	12,251

Total operating revenues	107,628	84,425	217,243	155,106

Expenses:
Recoverable from tenants	25,937	19,347	52,623	36,317
Other operating expenses	7,235	4,905	16,615	8,774
Depreciation and amortization	33,614	25,931	68,353	50,080

Total operating expenses	66,786	50,183	137,591	95,171

Operating income	40,842	34,242	79,652	59,935
Other income (expense):
Interest expense	(32,689)	(26,600)	(66,640)	(47,048)
Other, net	(483)	779	4,281	4,526

Net income	$7,670	$8,421	$17,293	$17,413

Company’s equity in net income	$5,897	$5,697	$11,467	$10,964

As of June 30, 2004, the Company had guaranteed unconsolidated joint venture debt and letters of credit totaling $430,294 and $8,409, respectively.  If the joint ventures were to borrow up to the total construction loan commitments, the Company would be required to guarantee an additional $68,853.  Guaranteed preference return payments to joint venture partners were current. The Company is also contingently liable for property taxes and assessments levied against one of its unconsolidated joint ventures. The remaining aggregate amount of $11,056 is being collected through 2020 to fund debt service on bonds issued by the taxing authority.

5. MORTGAGES, NOTES AND LOANS PAYABLE

At June 30, 2004, the Company had $235,860 (net of letters of credit totaling $12,140) available under its $500,000 unsecured line of credit.

In February 2004, the Cincinnati Mills construction loan was refinanced and the commitment was increased to $122,000.  The loan matures in February 2007 and provides for two one-year extensions. The interest rate is LIBOR plus 2.00%. Interest rate swaps fix the interest rate at 4.42% through November 2004 and 5.88% from December 2004 through October 2006 on a notional amount of $57,000.  The loan is fully guaranteed by the Company but the guaranty is reduced when certain performance measures are achieved. At June 30, 2004, $85,000 had been drawn on the loan.

In January 2004, in connection with the acquisition of Westland Mall, the Company obtained a $58,800 mortgage.  The mortgage bears interest at 4.95% and is interest-only through February 2007.  Thereafter, it amortizes on a 30-year schedule with a balloon payment due in February 2011.

In January 2004, all but $1,421 of the Concord Mills Marketplace construction loan was repaid with a $16,380 mortgage loan.  The new mortgage bears interest at 5.76% and is amortizing on a 30-year schedule with a balloon payment due in February 2014.  The maturity of the construction loan was extended through December 2004.

6. COMMITMENTS AND CONTINGENCIES

The Company is subject to the risks inherent in the ownership and operation of commercial real estate. These risks include, among others, those normally associated with changes in the general economic climate, trends in the retail industry, including creditworthiness of retailers, competition for retailers, changes in tax laws, interest rate levels, the availability of financing and potential liability under environmental and other laws.  In addition, while the Company believes its projects under construction and development will ultimately be completed, there can be no assurance that they will actually be completed either on schedule or on budget, or, in the case of development, constructed or financed, or that they will have any particular level of operational success or ultimate value.

During 2003, Hartz Mountain Industries, Inc. (“Hartz”) filed a lawsuit seeking to enjoin the New Jersey Sports and Exposition Authority (“NJSEA”) from entering into a contract with the Company and Mack-Cali Realty Corporation for the redevelopment of the Continental Airlines Arena site.  In May 2004, Hartz’s contention that the NJSEA lacks statutory authority to allow retail development of its property was rejected, but the claim that the NJSEA has failed to produce requested public records was remanded to the lower court for further review.  Hartz has requested the Supreme Court of New Jersey to review the decision. Several other appeals filed by Hartz and Westfield remain pending, as does the lower court proceeding on Hartz’s request for public documents.  The Company believes that its proposal and the planned project fully comply with applicable laws, and intends to continue its vigorous defense of its rights under the executed redevelopment agreement.  The Company does not believe that the pending appeals will have any material affect on its ability to develop the project.

The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company, other than routine litigation and administrative proceedings arising in the ordinary course of business.

7.  NON-CASH INVESTING AND FINANCING INFORMATION

The following table outlines the assets and liabilities underlying the VIE consolidation, the conveyance of a joint venture interest in Opry Mills and the Westland Mall acquisition.

VIE Consolidation:
Net income producing property	$300,246
Construction in progress	275,571
Accounts receivable, net	33,994
Deferred costs and other intangibles, net	22,702
Cash and other assets	28,432
Mortgages, notes and loans payable	(223,339)
Accounts payable and other liabilities	(22,539)
Accumulated other comprehensive income	(420)
Net assets at date of consolidation	$414,647

Opry Mills Deconsolidation:
Net income producing property	$222,642
Accounts receivable and other current assets	12,862
Mortgages, notes and loans payable	(175,000)
Accounts payable and other liabilities	(7,120)
Net assets at date of deconsolidation	$53,384

Westland Mall Acquisition:
Net income producing property	$79,422
Restricted cash and other assets, net	1,669
Net assets acquired	$81,091

During the first half of 2004, 3,449 common units were redeemed on a one-for-one basis for shares of TMC common stock.  In June 2004, 170 common units of Mills LP were issued in connection with a land purchase with an agreed value of $7,500.

8. DIVIDENDS DECLARED

The Company declared the following dividends during the six months ended June 30, 2004.

Per Share
Declared February 19, 2004; record date April 23, 2004; paid May 3, 2004:
Common stock	$0.595000
Series B preferred stock	$0.562500
Series C preferred stock	$0.562500
Series E preferred stock	$0.546875
Declared May 20, 2004; record date July 23, 2004; paid August 2, 2004:
Common stock	$0.595000
Series B preferred stock	$0.562500
Series C preferred stock	$0.562500
Series E preferred stock	$0.546875

9. SUBSEQUENT EVENT

On August 3, 2004, the Company and Kan Am agreed to sell an approximately 50% joint venture interest in Ontario Mills to a commingled fund advised by JP Morgan Fleming Asset Management for approximately $243,000, including allocable joint venture debt of $73,000.  The joint venture interest to be sold consists of Kan Am’s entire interest and a portion of the interest held by the Company.  The Company will retain an approximately 50% joint venture interest and continue to manage the property.  The agreement is subject to, among other things, lender consent.

THE MILLS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(In thousands, except per unit data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Income producing property:
Land and land improvements	$529,034	$420,181
Building and improvements	1,933,071	1,862,389
Furniture, fixtures and equipment	65,900	60,674
Less: Accumulated depreciation and amortization	(419,771)	(402,936)
Net income producing property	2,108,234	1,940,308

Land held for investment and/or sale	11,267	12,039
Construction in progress	633,603	292,290
Investment in unconsolidated joint ventures	517,813	822,624
Net real estate and development assets	3,270,917	3,067,261

Cash and cash equivalents	44,660	15,777
Restricted cash	37,816	37,484
Accounts receivable, net	109,753	76,910
Notes receivable	27,246	25,675
Deferred costs, net	76,369	60,469
Other assets	14,301	11,057
Total Assets	$3,581,062	$3,294,633

LIABILITIES AND PARTNERS’ CAPITAL
Mortgages, notes and loans payable	$2,260,462	$2,119,314
Accounts payable and other liabilities	178,138	191,194
	2,438,600	2,310,508

Minority interest in consolidated joint ventures	148,673	—

9.00% Series B Cumulative Redeemable Preferred Units, liquidation value $25.00 per unit, 4,300 units issued and outstanding	107,500	107,500
9.00% Series C Cumulative Redeemable Preferred Units, liquidation value $25.00 per unit, 3,500 units issued and outstanding	87,500	87,500
8.75% Series D Cumulative Redeemable Preferred Units, liquidation value $25.00 per unit, 400 units issued and outstanding	10,000	10,000
8.75% Series E Cumulative Redeemable Preferred Units, liquidation value $25.00 per unit, 8,545 units issued and outstanding	213,625	213,625
General partner’s capital	5,879	5,891
Limited partners’ capital	582,022	583,205
Accumulated other comprehensive loss	(2,773)	(14,772)
Deferred compensation	(9,964)	(8,824)
Total Partners’ Capital	993,789	984,125
Total Liabilities and Partners’ Capital	$3,581,062	$3,294,633

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Minimum rent	$60,517	$46,323	$118,793	$88,564
Percentage rent	1,087	196	1,636	243
Recoveries from tenants	26,369	22,998	53,523	44,552
Other property revenue	3,770	7,590	8,926	11,530
Management fees	3,836	3,238	7,690	6,331
Other fee income	—	1,432	139	2,280

Total operating revenues	95,579	81,777	190,707	153,500

Expenses:
Recoverable from tenants	23,948	19,443	47,921	38,250
Other operating expenses	3,639	3,515	7,493	5,108
General and administrative	9,405	4,802	16,814	9,136
Depreciation and amortization	28,897	17,013	56,045	33,643

Total operating expenses	65,889	44,773	128,273	86,137

Operating income	29,690	37,004	62,434	67,363
Other income (expense):
Interest expense	(20,971)	(16,720)	(41,897)	(30,192)
Foreign currency exchange (losses) gains	(2,388)	20,821	(7,419)	23,080
Other, net	(963)	1,867	1,988	4,252

Income before joint venture operations	5,368	42,972	15,106	64,503

Equity in earnings of unconsolidated joint ventures	5,897	5,697	11,467	10,964
Minority interest in consolidated joint ventures	11,364	—	11,364	—
Gain on sale of joint venture interest	—	—	35,193	—

Net income	22,629	48,669	73,130	75,467
Preferred unit distributions	(9,280)	(6,849)	(18,560)	(11,227)

Income available to common unit holders	$13,349	$41,820	$54,570	$64,240

Earnings per Common Unit:
Basic	$0.21	$0.70	$0.86	$1.08

Diluted	$0.21	$0.69	$0.84	$1.07

Weighted Average Units Outstanding:
Basic	63,972	59,774	63,806	59,389

Diluted	64,815	60,653	64,713	60,204

Distributions Paid per Common Unit	$0.595	$0.565	$1.190	$1.130

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(Unaudited, in thousands)

	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Loss	Deferred Compensation	Total	Total Comprehensive Income
Balances, December 31, 2003 (audited)	$418,625	$5,891	$583,205	$(14,772)	$(8,824)	$984,125	$—
Restricted stock incentive plan, net	—	—	—	—	4,391	4,391	—
Issued to TMC for:
Restricted stock issued	—	55	5,476	—	(5,531)	—	—
Exercise of stock options	—	79	7,833	—	—	7,912	—
Units issued in land acquisition	—	75	7,425	—	—	7,500	—
Change in fair value of cash flow hedges	—	—	—	11,899	—	11,899	11,899
Foreign currency translation adjustments	—	—	—	100	—	100	100
Distributions declared:
Common units	—	(766)	(75,942)	—	—	(76,708)	—
Preferred units	—	(186)	(18,374)	—	—	(18,560)	—
Net income	—	731	72,399	—	—	73,130	73,130

Balances, June 30, 2004	$418,625	$5,879	$582,022	$(2,773)	$(9,964)	$993,789	$85,129

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$73,130	$75,467
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of notes receivable	(414)	(578)
Depreciation and amortization	56,045	33,643
Amortization of financing costs	4,072	4,870
Equity in earnings of unconsolidated joint ventures	(11,467)	(10,964)
Gain on sale of joint venture interest	(35,193)	—
Foreign currency exchange losses (gains)	7,419	(23,080)
Gain on sale of land	(506)	—
Abandoned project costs	1,762	—
Amortization of restricted stock incentive program	4,391	788
Loss on debt refinancing	—	550
Other changes in assets and liabilities:
Accounts receivable	(1,042)	(11,932)
Notes receivable	(1,344)	(4,069)
Other assets	(726)	(88)
Accounts payable and other liabilities	(25,104)	(8,178)
Net cash provided by operating activities	71,023	56,429

Cash Flows From Investing Activities:
Consolidation of variable interest entities	23,200	—
Minority interest investment in consolidated joint ventures, net	46,709	—
Investment in real estate and development assets	(160,998)	(7,892)
Distributions received from unconsolidated joint ventures	49,502	30,371
Proceeds from land sale	1,347	—
Proceeds from sale of joint venture interest	68,850	—
Acquisition of real estate	(81,091)	(987,922)
Deferred costs	(1,191)	(4,295)
Net cash used in investing activities	(53,672)	(969,738)

Cash Flows From Financing Activities:
Proceeds from mortgages, notes and loans payable	321,200	964,118
Repayments of mortgages, notes and loans payable	(226,684)	(222,244)
Financing costs	(1,944)	(4,882)
Increase (decrease) in restricted cash	1,460	3,140
Proceeds from exercise of stock options	7,912	19,479
Distributions paid	(90,412)	(70,491)
Proceeds from the sale of preferred stock and units, net	—	167,904
Net cash provided by financing activities	11,532	857,024
Net increase (decrease) in cash and cash equivalents	28,883	(56,285)
Cash and cash equivalents, beginning of period	15,777	79,195

Cash and cash equivalents, end of period	$44,660	$22,910
Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$50,979	$24,238

Non-cash financing and investing activity provided in Note 7.

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per unit)

1.  ORGANIZATION

The Mills Limited Partnership (“Mills LP”) is a Delaware limited partnership. Its general partner is The Mills Corporation (“TMC”), a fully integrated, self-managed real estate investment trust (“REIT”) that provides development, redevelopment, leasing, financing, management and marketing services to its properties.  TMC conducts all of its business and owns all of its properties through Mills LP and its various subsidiaries (collectively referred to as the “Company”). At June 30, 2004, TMC owned a 1% general partner interest and an 83.20% limited partnership interest in Mills LP. Mills LP owns 100% of MillsServices Corp. (“MSC”), a taxable REIT subsidiary. MSC provides development, management, leasing and financial services to all but two of the Company’s real estate joint ventures and does not perform any services for entities in which the Company is not a significant investor. Through MSC, the Company owns Mills Enterprises, Inc. (“MEI”), an entity that holds investments in certain retail joint ventures.

At June 30, 2004, the Company owned or had an interest in an aggregate of 27 retail and entertainment-oriented centers comprised of 15 Mills Landmark Centers, eleven 21st Century Retail and Entertainment Centers, and one International Retail and Entertainment Center. Of these, four Mills Landmark Centers and eight 21st Century Retail and Entertainment Centers were wholly owned. The Company also owned three community shopping centers, a portfolio of 19 single tenant properties and other related commercial development.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company’s management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Mills LP’s audited financial statements and related footnotes, included in the Mills LP’s Form 10 filed with the Securities and Exchange Commission on April 19, 2004.

The consolidated financial statements include the accounts of the Company and all subsidiaries that the Company controls or for which it has been determined to be the primary beneficiary. The Company does not consider itself to be in control of an entity when major business decisions require the approval of at least one other partner. All significant intercompany transactions and balances have been eliminated in consolidation.

Consolidation of Variable Interest Entities

Effective March 31, 2004, the Company adopted the provisions of FIN No. 46 which requires the consolidation of certain joint ventures. The Company has historically accounted for its joint ventures on the equity method because major business decisions related to these ventures require the approval of at least one other partner.  However, FIN No. 46 requires the Company to consolidate entities meeting the criteria of a variable interest entity (“VIE”) for which it has been determined to be the primary beneficiary. Under this new model for consolidation, an entity is deemed to be a VIE when: (a) the equity investors, (if any), do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional financial support from other parties.  The effect of FIN No. 46 was to consolidate net assets amounting to $414,647 at March 31, 2004 ($446,272 at June 30, 2004) which were previously accounted for under the equity method of accounting and included on the Company’s balance sheet as investment in unconsolidated joint ventures. The minority interest in unconsolidated joint ventures shown on the Company’s balance sheet represents the equity interests of the joint ventures not owned by the Company. The results of the VIE operations were accounted for on the equity method through March 31, 2004 and are consolidated effective April 1, 2004.  The results of operations attributable to the equity interests of the consolidated joint ventures not owned by the Company and fee revenue and interest income earned by the Company from these ventures (net of any intercompany profit eliminations) are classified as minority interest in consolidated joint ventures in the Company’s statements of income.

The Company has determined it is the primary beneficiary for various joint ventures that currently meet the criteria for being classified as a VIE. The joint ventures relate to the Madrid Xanadú, Meadowlands Xanadu and Pittsburgh Mills projects. Under the terms of the Madrid Xanadú joint venture agreements, the Company’s partner has the right to require the Company to repurchase its interest for a minimum price of €35,000 ($42,298 as of June 30, 2004), which right was exercised in April 2004. The Meadowlands Xanadu joint venture agreement with Kan Am was renegotiated in June 2004 and, among other things, resulted in the removal of Kan Am’s right to redeem its equity, a binding commitment by the Company to provide construction financing to build the project in the event that third party financing is not obtained, an increase in the interest rate on the funds the Company advanced to the project and a provision for the payment to the Company of a non-refundable development fee. In the second quarter of 2004, minority interest in consolidated joint ventures included $6,893 of interest income and $4,296 of other fee income. Upon the occurrence of certain planned events, the Company expects to deconsolidate certain of these entities in the future.

Foreign Operations

The functional currency for entities operating or projects in development outside the United States is the currency of the country in which the entity or project is located. The financial statements of such entities are translated from the functional currency into U.S. dollars for inclusion in the Company’s financial statements. Gains or losses resulting from translation are accounted for as a component of other comprehensive income or loss.

The Company’s foreign investment and related advances are denominated in the foreign entity’s functional currency and re-measured to the Company’s functional currency of the U.S. dollar. The Company expects to settle these amounts in the foreseeable future through distributions from the foreign entities. Accordingly, gains or losses resulting from the re-measurement are included in the determination of net income. Foreign currency exchange losses and gains for the periods presented arose primarily as a result of this re-measurement.

Earnings per common unit

The following table sets forth the computation of basic and diluted earnings per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator for basic earnings per common unit	$13,349	$41,820	$54,570	$64,240
Numerator for diluted earnings per common unit	$13,349	$41,820	$54,570	$64,240
Denominator:
Weighted average units	64,229	60,339	64,063	59,954
Unvested restricted stock awards — weighted average units	(257)	(565)	(257)	(565)
Denominator for basic earnings per common unit — adjusted weighted average units	63,972	59,774	63,806	59,389
Effect of dilutive securities:
Employee stock options and restricted stock awards — weighted average units	843	879	907	815
Denominator for diluted earnings per common unit — adjusted weighted average units	64,815	60,653	64,713	60,204
Basic earnings per common unit	$0.21	$0.70	$0.86	$1.08
Diluted earnings per common unit	$0.21	$0.69	$0.84	$1.07

Certain stock options are excluded from the computation of basic and diluted earnings per common unit as their impact is anti-dilutive.

Stock Based Compensation

Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” on a prospective basis to all employee awards granted, modified or settled after the effective date. Because the Company’s awards vest over periods ranging from three to ten years, the cost related to stock-based employee compensation is less than would have been recognized had the fair value method been applied to all outstanding and unvested awards in each period. The following presents the pro forma effect of this on net income available to common unit holders.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income as reported	$22,629	$48,669	$73,130	$75,467
Add stock based employee compensation included in reported net income	5,302	2,892	9,191	3,282
Deduct total stock based employee compensation determined under fair value based method for all awards	(5,324)	(2,962)	(9,234)	(3,421)
Pro forma net income	$22,607	$48,599	$73,087	$75,328
Basic earnings per unit:
As reported	$0.21	$0.70	$0.86	$1.08
Pro forma	$0.21	$0.70	$0.85	$1.08
Diluted earnings per unit:
As reported	$0.21	$0.69	$0.84	$1.07
Pro forma	$0.21	$0.69	$0.84	$1.06

Other, net

Other, net is comprised of the following income (expense) items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Interest income	$1,702	$2,479	$4,313	$4,909
Abandoned project costs	(1,078)	(155)	(1,762)	(155)
Gain on land sales, net	—	225	506	225
Deferred foreign tax expense	(484)	—	(484)	—
Loss on debt extinguishments	—	(550)	—	(550)
Other	(1,103)	(132)	(585)	(177)
	$(963)	$1,867	$1,988	$4,252

3.  ACQUISITIONS

In January 2004, the Company acquired Westland Mall near Miami, Florida for $78,750, excluding transaction costs. A preliminary allocation of the purchase price has been made and will be finalized after various valuation studies are complete. Westland Mall is included in the consolidated results of operations from the date of acquisition. The acquisition did not have a significant impact on the Company’s financial statements.

The final purchase price allocation for the 2003 acquisition of the Del Amo Fashion Center was recorded during the second quarter of 2004, with the primary result being an additional allocation to land of $46,436 previously allocated to building and improvements.

The final purchase price allocation for the 2003 acquisition of the Great Mall of the Bay Area is pending receipt of cost segregation and certain other studies.

4.  INVESTMENTS IN JOINT VENTURES

Various operating properties, properties under development and retail concerns are owned through joint ventures. The Company is usually the general or managing partner in the real estate ventures. The Company is committed to providing additional equity to certain of its joint ventures under development pursuant to the relevant joint venture agreements and guarantees certain joint venture partners’ preference returns and the repayment of construction debt. Guarantees generally remain in effect until certain debt service coverage tests are met or a permanent loan is obtained, which generally occurs within two to four years after a property’s grand opening. The Company would be liable under the guarantees if, among other things, the construction loan proceeds are insufficient to fund preference payments, the project’s construction is not completed or the construction loan is not refinanced at or before maturity. Certain of the Company’s joint venture agreements also contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests among certain partners.

Acquisition

In June 2004, 170 Mills LP common units were issued to acquire a parcel of land for future development with an agreed value of $7,500.  This land was contributed to a newly formed joint venture, Potomac Town Center Limited Partnership.

Conveyance of Joint Venture Interest

In March 2004, an approximately 50% joint venture interest in Opry Mills was conveyed to Kan Am Grund Kapitalanlagesellshaft mbH (“Kan Am Grund”) for $68,850 and a gain of $35,193 was recognized.  In connection with this transaction, the Company terminated a swap agreement and recorded a $5,273 charge against the gain. Kan Am Grund is an affiliate of Kan Am, a German syndicator of real estate funds with whom the Company has had a long standing relationship.  Following the conveyance, the Company’s residual sharing and capital contribution percentages in Opry Mills were 75% and 49%, respectively.

Condensed Combined Financial Statements

The following financial statements include the unconsolidated joint ventures of the Company and the results of VIE operations through March 31, 2004.  VIE assets and liabilities are excluded from the June 30, 2004 balance sheet, since they are included in the Company’s consolidated balance sheet as of that date.  Opry Mills is combined subsequent to the date of conveyance of the joint venture interests. Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

Condensed and Combined Balance Sheets:	June 30, 2004	December 31, 2003
Assets:
Net income producing property	$2,203,573	$2,262,202
Land held for investment and/or sale	29,679	34,773
Construction in progress	186,762	349,355
Cash and cash equivalents	79,370	119,187
Restricted cash	22,504	40,462
Accounts receivable, net	73,646	114,326
Notes receivable	40,399	25,893
Deferred costs, net	90,648	122,050
Other assets	116,235	134,809

	$2,842,816	$3,203,057

Liabilities and Partners’ Equity:
Mortgages, notes and loans payable	$2,230,063	$2,204,854
Accounts payable and other liabilities	150,347	277,310
Company’s accumulated equity*	104,465	537,385
Joint venture partners’ accumulated equity	357,941	183,508

	$2,842,816	$3,203,057

* The carrying value of the Company’s investment in unconsolidated joint ventures differs from its accumulated equity noted above due primarily to basis differences. Basis differences result from the acquisition of partnership interests that are not reflected at the joint venture level; capitalized interest on the investment balance; and capitalized development and leasing costs recovered through fees earned during project development and construction. In addition, Company loans to the joint ventures are included in the carrying value of the investment but are classified as other liabilities above. Basis differences are amortized over 20 years.

	Three Months Ended June 30,		Six Months Ended June 30,
Combined Condensed Results of Operations:	2004	2003	2004	2003
Revenues:
Minimum rent	$67,432	$54,312	$137,426	$101,295
Percentage rent	174	357	428	384
Recoveries from tenants	28,372	21,919	56,974	41,176
Other property revenue	11,650	7,837	22,415	12,251

Total operating revenues	107,628	84,425	217,243	155,106

Expenses:
Recoverable from tenants	25,937	19,347	52,623	36,317
Other operating expenses	7,235	4,905	16,615	8,774
Depreciation and amortization	33,614	25,931	68,353	50,080

Total operating expenses	66,786	50,183	137,591	95,171

Income before other income and expenses	40,842	34,242	79,652	59,935
Other income (expense):
Interest expense	(32,689)	(26,600)	(66,640)	(47,048)
Other, net	(483)	779	4,281	4,526

Net income	$7,670	$8,421	$17,293	$17,413

Company’s equity in net income	$5,897	$5,697	$11,467	$10,964

As of June 30, 2004, the Company had guaranteed unconsolidated joint venture debt and letters of credit totaling $430,294 and $8,409, respectively.  If the joint ventures were to borrow up to the total construction loan commitments, the Company would be required to guarantee an additional $68,853.  Guaranteed preference return payments to joint venture partners were current. The Company is also contingently liable for property taxes and assessments levied against one of its unconsolidated joint ventures. The remaining aggregate amount of $11,056 is being collected through 2020 to fund debt service on bonds issued by the taxing authority.

5. MORTGAGES, NOTES AND LOANS PAYABLE

At June 30, 2004, the Company had $235,860 (net of letters of credit totaling $12,140) available under its $500,000 unsecured line of credit.

In February 2004, the Cincinnati Mills construction loan was refinanced and the commitment was increased to $122,000.  The loan matures in February 2007 and provides for two one-year extensions. The interest rate is LIBOR plus 2.00%. Interest rate swaps fix the interest rate at 4.42% through November 2004 and 5.88% from December 2004 through October 2006 on a notional amount of $57,000.  The loan is fully guaranteed by the Company, but the guaranty is reduced when certain performance measures are achieved. At June 30, 2004, $85,000 had been drawn on the loan.

In January 2004, in connection with Westland Mall, the Company obtained a $58,800 mortgage.  The mortgage bears interest at 4.95% and is interest-only through February 2007.  Thereafter, it amortizes on a 30-year schedule with a balloon payment due in February 2011.

In January 2004, all but $1,421 of the Concord Mills Marketplace construction loan was repaid with a $16,380 mortgage loan.  The new mortgage bears interest at 5.76% and is amortizing on a 30-year schedule with a balloon payment due in February 2014.  The maturity of the construction loan was extended through December 2004.

6. COMMITMENTS AND CONTINGENCIES

The Company is subject to the risks inherent in the ownership and operation of commercial real estate. These risks include, among others, those normally associated with changes in the general economic climate, trends in the retail industry, including creditworthiness of retailers, competition for retailers, changes in tax laws, interest rate levels, the availability of financing and potential liability under environmental and other laws.  In addition, while the Company believes its projects under construction and development will ultimately be completed, there can be no assurance that they will actually be completed, either on schedule or on budget, or, in the case of development, constructed or financed, or that they will have any particular level of operational success or ultimate value.

During 2003, Hartz Mountain Industries, Inc. (“Hartz”) filed a lawsuit seeking to enjoin the New Jersey Sports and Exposition Authority (“NJSEA”) from entering into a contract with the Company and Mack-Cali Realty Corporation for the redevelopment of the Continental Airlines Arena site.  In May 2004, Hartz’s contention that the NJSEA lacks statutory authority to allow retail development of its property was rejected, but the claim that the NJSEA has failed to produce requested public records was remanded to the lower court for further review.  Hartz has requested the Supreme Court of New Jersey to review the decision. Several other appeals filed by Hartz and Westfield remain pending, as does the lower court proceeding on Hartz’s request for public documents.  The Company believes that its proposal and the planned project fully comply with applicable laws, and intends to continue its vigorous defense of its rights under the executed redevelopment agreement.  The Company does not believe that the pending appeals will have any material affect on its ability to develop the project.

The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company, other than routine litigation and administrative proceedings arising in the ordinary course of business.

7.  NON-CASH INVESTING AND FINANCING INFORMATION

The following table outlines the assets and liabilities underlying the VIE consolidation, the conveyance of a joint venture interest in Opry Mills and the Westland Mall acquisition.

VIE Consolidation:
Net income producing property	$300,246
Construction in progress	275,571
Accounts receivable, net	33,994
Deferred costs and other intangibles, net	22,702
Cash and other assets	28,432
Mortgages, notes and loans payable	(223,339)
Accounts payable and other liabilities	(22,539)
Accumulated other comprehensive income	(420)
Net assets at date of consolidation	$414,647

Opry Mills Deconsolidation:
Net income producing property	$222,642
Accounts receivable and other current assets	12,862
Mortgages, notes and loans payable	(175,000)
Accounts payable and other liabilities	(7,120)
Net assets at date of deconsolidation	$53,384

Westland Mall Acquisition:
Net income producing property	$79,422
Restricted cash and other assets, net	1,669
Net assets acquired	$81,091

During the first half of 2004, 3,449 of Mills LP common units were redeemed on a one-for-one basis for shares of TMC common stock. An additional 170 of Mills LP common units were issued in June 2004 in connection with a land purchase with an agreed value of $7,500.

8. DISTRIBUTIONS DECLARED

The Company declared the following distributions during the six months ended June 30, 2004.

Per Units
Declared February 19, 2004; record date April 23, 2004; paid May 3, 2004:
Common units	$0.595000
Series B preferred units	$0.562500
Series C preferred units	$0.562500
Series D preferred units	$0.546875
Series E preferred units	$0.546875
Declared May 20, 2004; record date July 23, 2004; paid August 2, 2004:
Common units	$0.595000
Series B preferred units	$0.562500
Series C preferred units	$0.562500
Series D preferred units	$0.546875
Series E preferred units	$0.546875

9. SUBSEQUENT EVENT

On August 3, 2004, the Company and Kan Am agreed to sell an approximately 50% joint venture interest in Ontario Mills to a commingled fund advised by JP Morgan Fleming Asset Management for approximately $243,000, including allocable joint venture debt of $73,000.  The joint venture interest to be sold consists of Kan Am’s entire interest and a portion of the interest held by the Company.  The Company will retain an approximately 50% joint venture interest and continue to manage the property.  The agreement is subject to, among other things, lender consent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes the financial condition and results of operations of The Mills Corporation (“TMC”) and The Mills Limited Partnership (“Mills LP”) and should be read in conjunction with their individual consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements about our business. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Risk Factors” contained in TMC’s 2003 Annual Report on Form 10-K and Mills LP’s Form 10 filed with the Securities Exchange Commission on April 19,2004.  Except as otherwise required by the context, together TMC and Mills LP are referred to as “we,” “us” and “our” herein.

Critical Accounting Policies

Refer to TMC’s Annual Report on Form 10-K and Mills LP’s Form 10 for the discussion of critical accounting policies that include cost capitalization, impairment of real estate assets, revenue recognition and foreign operations.  For the six months ended June 30, 2004, there were no material changes to these policies.

As described in Note 2 to our consolidated financial statements included elsewhere in this report, effective March 31, 2004, we adopted the provisions of FIN No. 46. As a result, the Madrid Xanadú, Meadowlands Xanadu and Pittsburgh Mills joint ventures were determined to be VIEs and we were determined to be the primary beneficiary.  Under the terms of the Madrid Xanadú agreements, our joint venture partner has the right to require the Company to repurchase its interest for a minimum price of €35.0 million ($42.3 million at June 30, 2004).  In April 2004, our joint venture partner exercised this option.  Under the terms of our joint venture agreement with Kan Am for the Pittsburgh Mills project, we have agreed to redeem Kan Am’s equity if certain events do not occur.  As of June 30, 2004, net assets totaling $446.3 million that were previously included on our balance sheet as investment in unconsolidated joint ventures were consolidated. The results of VIE operations have been accounted for on the equity method through March 31, 2004 and are consolidated effective April 1, 2004. The results of operations attributable to the equity interests of the joint ventures not owned by us are included as minority interest in consolidated joint ventures in our statements of income as are fee revenues and interest income earned from these ventures after elimination of any intercompany profit.

Overview

In January 2004, we continued our strategy to expand our 21st Century Retail and Entertainment Center portfolio with the acquisition of Westland Mall near Miami, Florida for $78.8 million, excluding transaction costs.

In March 2004, we conveyed for $68.9 million an approximately 50% joint venture interest in Opry Mills to Kan Am Grund, an affiliate of Kan Am. This transaction resulted in a gain of $35.2 million.

The various factors we used to evaluate our comparable operating portfolio during the first half of 2004 were as follows:

•                  Occupancy at comparable properties increased from 94.0% at June 30, 2003 to 94.6% at June 30, 2004.

•                  Comparable same center tenant sales per square foot – rose $19 to $351 for the twelve months ended June 30, 2004 from $332 for the twelve months ended June 30, 2003.

•                  Re-leasing spreads for in-line stores increased 10.5% to $2.86 for the six months ended June 30, 2004 as compared to year ended December 31, 2003, excluding properties in the initial lease up period and those undergoing redevelopment.

•                  Re-leasing spreads for same space anchor stores increased 154.9% for the six months ended June 30, 2004 as compared to year ended December 31, 2003, largely due to two anchor spaces at Potomac Mills.

Comparisons are made for properties that we have owned and/or were open for at least two years.  We believe the positive trends in above described factors reflect the impact of the improving economic environment as well as our active leasing and re-merchandising activities.

Results of Operations

Our consolidated results of operations often are not comparable from period to period due to the impact that properties opened, acquired and/or sold (“Non-Comparable Operations”) during either period may have. In addition, as noted above, the results of VIE operations that have historically been accounted for on the equity method were consolidated effective April 1, 2004. A large portion of the change in our income statement line items is related to growth in the portfolio or the VIE consolidation. The following discussions focus on those properties that we have owned and/or were open for at least two years (“Comparable Operations”).

Comparison for the three months ended June 30, 2004 to the three months ended June 30, 2003

Mills LP net income for the three months ended June 30, 2004 declined $26.0 million to $22.6 million from the comparable period in 2003. Of the decrease, $23.2 million was attributable to foreign currency exchange losses of $2.4 million in 2004 compared to gains of $20.8 million in 2003 as the dollar continued to strengthen against the euro in the second quarter of 2004.  Increased interest expense of $4.3 million ($3.0 million attributable to Non-Comparable Operations) also contributed to the decrease. Partially offsetting the decreases were development fees of $4.3 million and interest income of $6.9 million associated with the Meadowlands Xanadu venture. The development fees and interest income are classified as minority interest in consolidated joint ventures in our statements of income.

TMC net income decreased $16.3 million from 2003 to 2004. The decrease reflects the Mills LP minority interest share of the decrease in Mills LP’s net income discussed above, offset in part by the decrease in the minority interest share of Mills LP. At June 30, 2004, 15.8% of Mills LP was not owned by TMC as compared to 26.7% at June 30, 2003.

The following presents items from our unaudited consolidated statements of income that we believe are important in understanding our operations and/or those items that have significantly changed in 2004 compared to 2003.

	Three Month Ended June 30,
	2004	2003	% Change
Revenues:
Property revenue	$91.7	$77.1	18.9%
Management and other fee income	3.8	4.7	(19.1)%
Total operating revenues	$95.5	$81.8

Operating Expenses:
Property operating expenses	$27.6	$23.0	20.0%
General and administrative expenses	9.4	4.8	95.8%
Depreciation and amortization	28.9	17.0	70.0%
Total operating expenses	$65.9	$44.8

Interest expense	$21.0	$16.7	25.7%

Foreign currency exchange (losses) gains	$(2.4)	$20.8	(111.5)%

Minority interest in consolidated joint venture	$11.4	$—	NA

Property revenue increased $14.6 million from 2003 to 2004 of which $0.9 million was attributable to Comparable Operations. Minimum rent increased $3.7 million of which nearly half of the increase was contributed by Mainstreet, our pushcart operation.  Other increases in minimum rent were due to increased occupancy and higher rents. Partially offsetting these increases was lower tenant lease buy out income in 2004.

Management and other fee income decreased $0.9 million from 2003 to 2004 primarily due to the classification of fees totaling $4.4 million as minority interest in consolidated joint ventures. The decrease was partially offset by increased management fees, which rose as a result of our larger portfolio of unconsolidated joint ventures. Development, leasing and financing fees are related to the timing of specific transactions and tend to have higher variability between periods.

Property operating expenses, which includes recoverable from tenants and other operating expense, increased $4.6 million from 2003 to 2004. Non-Comparable Operations accounted for nearly all of the increase.

General and administrative expenses increased $4.6 million from 2003 to 2004.  Much of this increase reflects our continuing efforts to retain, reward and recruit highly qualified, experienced and knowledgeable corporate staff to manage our growing portfolio and the increasing complexities of our business.  The remaining increase is due primarily to employee bonuses, director fees and costs associated with the Sarbanes-Oxley Act.

Depreciation and amortization increased $11.9 million from 2003 to 2004 primarily attributable to Non-Comparable Operations.

Interest expense increased $4.3 million from 2003 to 2004, with Non-Comparable Operations accounting for $3.0 million of the increase. The remaining increase was principally attributable to higher average outstanding balances on our unsecured line of credit.

Foreign currency exchange (losses) gains decreased $23.2 million from 2003 to 2004 as the U.S. dollar continued to strengthen against both the euro and the Canadian dollar during the quarter. Foreign currency exchange losses or gains result primarily from re-measuring our investment and advance balances, which are denominated in local currencies and re-measured into the U.S. dollar for reporting purposes.

Minority interest in consolidated joint ventures includes our partners’ equity in the net loss of the joint ventures and fees and income earned by us from the venture, after elimination of any intercompany profit. Included in the $11.4 million are management and development fees of $4.4 million and interest income of $7.0 million.

Unconsolidated joint ventures

Combined net income for our unconsolidated joint ventures decreased $0.7 million or 8.3%.  The contribution from Comparable Operations was stable.  Non-Comparable Operations increased $1.8 million, offset by a decrease of $2.5 million in non-real estate items.  Operating income increased $6.6 million or 19.3%, offset by an increase in interest expense of $6.1 million, both of which are primarily attributable to recently acquired, opened or conveyed joint ventures.

The following highlights items from the unaudited combined condensed results of our unconsolidated joint ventures which we believe are important in understanding their operations and/or those items that significantly changed from 2004 to 2003.

	Three Month Ended June 30,
	2004	2003	% Change

Operating revenues	$107.6	$84.4	27.5%

Operating expenses	$66.8	$50.2	33.1%

Interest expense	$32.7	$26.6	22.9%

Our equity in earnings	$5.9	$5.7	3.5%

The variances in the items noted above are primarily due to recently acquired, opened or conveyed joint ventures.

Comparison for the six months ended June 30, 2004 to the six months ended June 30, 2003

Mills LP net income for the six months ended June 30, 2004 decreased $2.4 million to $73.1 million from the comparable period in 2003. The decrease was primarily due to foreign currency exchange losses of $7.4 million in 2004 compared to gains of $23.1 million in 2003 as the dollar continued to strengthen against the euro in the second quarter and increased interest expense of $11.7 million ($7.4 million was attributable to Non-Comparable Operations). The decrease was partially offset by a $35.2 million gain on the sale of joint venture interests in Opry Mills and $11.2 million of revenue (comprised of development fees of $4.3 million and interest income of $6.9 million) associated with the Meadowlands Xanadu venture. The development fees and interest income are classified as minority interest in consolidated joint ventures in our statements of income.

TMC net income increased $4.7 million from 2003 to 2004. The increase reflected the decrease in the minority interest share of Mills LP from 2003 to 2004 which more than offset the minority interest share of the decrease in Mills LP net income described above. At June 30, 2004, 15.8% of Mills LP was not owned by TMC as compared to 26.7% at June 30, 2003.

The following presents items from our unaudited consolidated statements of income which we believe are important in understanding our operations and/or those items which have a significant change in 2004 compared to 2003.

	Six Month Ended June 30,
	2004	2003	% Change
Revenues:
Property revenue	$182.9	$144.9	26.2%
Management and other fee income	7.8	8.6	(9.3)%
Total operating revenues	$190.7	$153.5

Operating Expenses:
Property operating expenses	$55.4	$43.4	27.6%
General and administrative expenses	16.8	9.1	84.6%
Depreciation and amortization	56.1	33.6	66.7%
Total operating expenses	$128.3	$86.1

Interest expense	$41.9	$30.2	38.7%

Foreign currency exchange (losses) gains, net	$(7.4)	$23.1	(132.0)%

Gain on sale of joint venture interest	$35.2	$—	NA

Minority interest in consolidated joint ventures	$11.4	$—	NA

Property revenue increased $38.0 million from 2003 to 2004 of which $4.5 million was attributable to Comparable Operations. Minimum rent contributed $6.6 million of the increase. Nearly half of the increase in minimum rent was contributed by Mainstreet, our pushcart operation. Other increases in minimum rent included increased occupancy and higher rents. Offsetting these increases was lower tenant lease buy out income in 2004.

Management and other fee income decreased $0.8 million from 2003 to 2004 primarily due to the classification of fees totaling $4.4 million as minority interest in consolidated joint ventures. The decrease was partially offset by increased management fees which rose as a result of our larger portfolio of unconsolidated joint ventures. Development, leasing and financing fees are related to the timing of specific transactions and tend to have higher variability between periods.

Property operating expenses, which includes recoverable from tenants and other operating expense, increased $12.0 million from 2003 to 2004 of which $1.0 million was attributable to Comparable Operations.  The increase was primarily a result of costs associated with the growth of our push cart operations.

General and administrative expenses increased $7.7 million from 2003 to 2004.  Much of this increase reflects our continuing efforts to retain, reward and recruit highly qualified, experienced and knowledgeable corporate staff to manage our growing portfolio and the increasing complexities of our business.  The remaining increase is due primarily to employee bonuses, director fees and costs associated with the Sarbanes-Oxley Act.

Depreciation and amortization increased $22.5 million from 2003 to 2004 primarily attributable to Non-Comparable Operations Increases at Comparable Centers were the result of spaces that came on-line in the first quarter 2004 and the last half of 2003.

Interest expense increased $11.7 million from 2003 to 2004 with Non-Comparable Operations accounting for $7.4 million of the increase. The remaining increase was principally attributable to higher average outstanding balances on our line of credit.

Foreign currency exchange (losses) gains decreased $30.5 million from 2003 to 2004 as the U.S. dollar continued to strengthen against both the euro and the Canadian dollar. Foreign currency exchange losses or gains result primarily from re-measuring our investment and advance balances which are denominated in local currencies and re-measured into the U.S. dollar for reporting purposes.

Gain on sale of joint venture interest is comprised of the gain recognized on the conveyance of an approximate 50% joint venture interest in Opry Mills for proceeds of $68.9 million.

Minority interest in consolidated joint ventures includes our partners’ equity in the net loss of the joint ventures and fees and income earned by us from the venture, after elimination of any intercompany profit. Included in the $11.4 million are management and development fees of $4.4 million and interest income of $7.0 million.

Unconsolidated joint ventures

Combined net income for our unconsolidated joint ventures decreased $0.1 million or 0.6%.  The contribution from both comparable properties and non-comparable properties was stable.  Operating income increased $19.7 million or $32.9% offset by an increase in interest expense of $19.6 million both of which are primarily attributable to recently acquired, opened or conveyed joint ventures.

The following highlights items from the unaudited combined condensed results of our unconsolidated joint ventures which we believe are important in understanding their operations and/or those items which have a significant change from 2004 to 2003.

	Six Month Ended June 30,
	2004	2003	% Change

Operating revenues	$217.2	$155.1	40.0%

Operating expenses	$137.6	$95.2	44.5%

Interest expense	$66.6	$47.0	41.7%

Our equity in earnings	$11.5	$11.0	4.5%

Operating revenues increased $62.1 million from 2003 to 2004, of which $58.1 million was attributable to recently acquired or opened unconsolidated joint ventures. The remaining increase consisted primarily of increased pushcart income and tenant lease buyout income.

Operating expenses increased $42.4 million from 2003 to 2004, of which $38.1 million was attributable to recently acquired or opened unconsolidated joint ventures. The remaining increase consisted primarily of increased allowances for tenant receivables.

Interest expense increased $19.6 million from 2003 to 2004 primarily due to the recently acquired or opened unconsolidated joint ventures.

Our equity in earnings increased $0.5 million from 2003 to 2004 primarily due to the changes described above.

Funds From Operations (“FFO”)

FFO is a widely recognized metric in the real estate industry, in particular, REITs. Accounting for real estate assets using historical cost accounting under GAAP assumes that the value of such assets diminishes predictably over time. The National Association of Real Estate Investment Trusts (“NAREIT”) stated in its April 2002 White Paper on Funds from Operations “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” As a result the concept of FFO was created by NAREIT. As defined by NAREIT, FFO is “net income (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.”

For management analysis purposes, we adjust NAREIT defined FFO to exclude the effects of foreign currency exchange rate fluctuations reflected in net income arising primarily through the re-measurement process of translating foreign investment and advance accounts for inclusion in our U.S. dollar financial statements. Although we believe this adjustment presents FFO on a more comparable basis to FFO presented by other REITs, it is important to realize that our FFO computation may be significantly different from that used by other REITs and, accordingly, may, in fact, not be comparable.

Management uses FFO to measure operating performance of our business and as one of several criteria to determine performance based bonuses. We offer this measure to assist the users of our financial statements in analyzing our performance; however, this is not a measure of financial performance under GAAP and should not be considered a measure of liquidity, an alternative to net income or an indicator of any other performance measure determined in accordance with GAAP. Investors and potential investors in our securities should not rely on this measure as a substitute for any GAAP measure, including net income.

The following reconciles net income, which is considered to be the most comparable GAAP measure to FFO. We urge the users of our financial statements, including investors and potential investors in our securities, to carefully review the following reconciliation (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
TMC Net Income	$20.9	$37.2	$62.6	$57.9
Add:
Depreciation and amortization	27.0	16.2	53.2	32.2
Equity in depreciation and amortization	16.8	12.5	34.3	24.0
Foreign currency exchange losses (gains)	2.4	(20.8)	7.4	(23.1)
Deduct:
Gain on sale of joint venture interest	—	—	(35.2)	—
Equity in foreign currency exchange losses (gains)	0.2	0.3	0.1	(1.3)
Mills LP minority interest share of above adjustments	(3.2)	(1.9)	(8.3)	(7.3)

TMC FFO	64.1	43.5	114.1	82.4
Add minority interest reflected as common equity in Mills LP	4.9	13.4	18.9	25.0

Mills LP FFO	69.0	56.9	133.0	107.4
Less preferred unit distributions	(9.3)	(6.9)	(18.6)	(11.2)

FFO available to Mills LP common unit holders	$59.7	$50.0	$114.4	$96.2

Liquidity and Capital Resources

Our short-term liquidity is derived primarily from tenant leases that generate positive net cash flow from operations and distributions from our unconsolidated joint ventures. There are currently no significant restrictions on distributions from our joint ventures. Net cash provided by operating activities was $71.0 million for the six months ended June 30, 2004 with an additional $49.5 million provided by distributions from unconsolidated joint ventures. We anticipate that the net cash provided by operating activities and distributions from joint ventures will continue to be available to fund annual debt service payments, recurring capital expenditures and dividends/distributions to equity holders. Our $500.0 million unsecured line of credit is available to fund our cash needs, primarily our development and capital expenditures. At June 30, 2004, $235.9 million was available under our line of credit.

At June 30, 2004, the balance of cash and cash equivalents was $44.7 million, excluding restricted cash of $37.8 million, which is used to pay operating and capital expenditures of operating properties and that serves as collateral for secured loan facilities, and excluding our proportionate share of cash held by unconsolidated joint ventures. Our unconsolidated joint ventures had combined cash and cash equivalents totaling $79.4 million, excluding the joint ventures’ restricted cash balances of $22.5 million.

Financing Activities

Net cash provided by financing activities was $11.5 million for the six months ended June 30, 2004.

Debt transactions:

In April 2004, the construction loan at Discover Mills was amended and componentized into a $119.4 million mortgage and a $42.6 million mezzanine loan.  The mortgage bears interest at LIBOR plus 1.75% while the mezzanine loan bears interest at LIBOR plus 3.00%.  Both mature in April 2007 and have one-year extension options.  The loans are fully guaranteed by us.  The guaranty may be reduced with the achievement of certain performance measures.  As of June 30, 2004, $162.0 million had been drawn on the loan.

In February 2004, we obtained a construction loan with a total commitment of C$190.0 million ($141.4 million as of June 30, 2004) for Vaughan Mills.  The loan bears interest at CDOR plus 2.25%, matures in March 2006 and has a one-year extension option.  The loan is guaranteed 50% by us.  The guaranty may be reduced with the achievement of certain performance measures. As of June 30, 2004, $64.0 million had been drawn on the loan.

In February 2004, we refinanced the construction loan at Cincinnati Mills and increased the commitment to $122.0 million.  The loan matures in February 2007 and provides for two one-year extensions. The interest rate is LIBOR plus 2.00%. Interest rate swaps fix the interest rate at 4.42% through November 2004 and 5.88% from December 2004 through October 2006 on a notional amount of $57.0 million.  The loan is fully guaranteed by the Company but the guaranty is reduced when certain performance measures are achieved. At June 30, 2004, $85.0 million had been drawn on the loan.

In January 2004, we obtained a $58.8 million mortgage for the Westland Mall acquisition. The mortgage bears interest at 4.95% and is interest-only through February 2007. Thereafter, it amortizes on a 30-year schedule with a balloon payment due in February 2011.

In January 2004, all but $1.4 million of Concord Marketplace’s construction loan was repaid with a $16.4 million mortgage. The mortgage bears interest at 5.76% and is amortizing on a 30-year schedule with a balloon payment due in February 2014.  The maturity of the construction loan was extended through December 2004.

Investing Activities

On August 3, 2004, we, along with Kan Am, agreed to sell an approximately 50% joint venture interest in Ontario Mills to a commingled fund advised by JP Morgan Fleming Asset Management for $243.0 million, including allocable joint venture debt of $73.0 million.  Kan Am is selling its entire interest in the property while we are selling a portion of ours. We expect to realize net proceeds of $50.0 million from the transaction, which is expected to close during the third quarter of 2004. After the sale, we will have an approximately 50% interest and continue to manage the property.

Net cash used in investing activities during the first half of 2004 was $53.7 million including distributions from our unconsolidated joint ventures of $49.5 million. Our unconsolidated joint ventures also invested in development costs and capital expenditures.

Investment transactions

In June 2004, we issued 170 Mills LP common units to acquire a parcel of land with an agreed value of $7.5 million the land was simultaneously contributed to a newly formed joint venture, Potomac Town Center Limited Partnership.

In March 2004, we conveyed for $68.9 million an approximately 50% joint venture interest in Opry Mills to Kan Am Grund, an affiliate of Kan Am. This transaction resulted in a gain of $35.2 million.

In January 2004, we continued our strategy to expand our 21st Century Retail and Entertainment Center portfolio with the acquisition of Westland Mall near Miami, Florida for $78.8 million, excluding transaction costs.

Projects Under Construction

Our projects currently under construction are proceeding on schedule. The grand re-opening of Cincinnati Mills is slated for August 19, 2004 followed on November 4, 2004, by the grand opening of Vaughan Mills just outside Toronto, Canada. We continue to anticipate closing a construction loan on Pittsburgh Mills in the fourth quarter 2004, with a grand opening in the spring of 2005.

Projects Under Development

We continue to actively pursue the development of several other projects, including Meadowlands Xanadu. In May 2004, a division of the Superior Court of New Jersey rejected a claim by Hartz Mountain Industries, Inc. (“Hartz”) that the New Jersey Sports and Exposition Authority (“NJSEA”) lacked the statutory authority to allow retail development of the Continental Arena site. Hartz has requested that the Supreme Court of New Jersey review the decision and has several other appeals pending but we do not believe the pending appeals will have any material affect on our ability to develop the project. In June 2004 we were granted access to the site and began site development work.

In June 2004, we renegotiated our Meadowlands Xanadu joint venture agreement with Kan Am. Under the agreement, Kan Am agreed to eliminate its right to require us to redeem their equity in the event a construction loan was not obtained by June 2005; we agreed to provide construction financing if third party financing is not obtained; the interest rate was increased on funds we advanced to the project; and we recorded $6.9 million of interest income in the second quarter. The renegotiated agreement also provided for the immediate payment to the Company of a non-refundable development fee on the project. Kan Am also committed to provide capital contributions for the project of at least $150.0 million by February 28, 2005. Through June 30, 2004, Kan Am had contributed $104.0 million and we had contributed $117.6 million.  Our contribution includes a $40.9 million advance.

Several other projects are at various stages in the development due diligence process.  While we currently believe these projects will ultimately be completed, we cannot assure you that they actually will be constructed either on schedule or on budget, or that they will have any particular level of operational success or ultimate value or that we will be successful in obtaining the third party debt and/or equity funding necessary to complete the projects.

Future Capital Requirements

We will need equity and debt capital to fund our development projects going forward. Access to capital is dependent upon many factors outside of our control. We believe that we will have the capital and access to additional capital resources sufficient to expand and develop our business and to complete the projects currently under development.  However, the Meadowlands Xanadu project is significantly larger and will require more capital than any project we have developed.  If the necessary capital cannot be obtained, our immediate and long-term development plans could be curtailed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s exposure to market risk since the filing of TMC’s 2003 Annual Report on Form 10-K and Mills LP’s Form 10.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, both on behalf of TMC and Mills LP, of the effectiveness of our respective disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. There has been no change in our respective internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our respective internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In March 2003, Hartz Mountain Industries, Inc. (“Hartz”) filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the New Jersey Sports and Exposition Authority (“NJSEA”) from entering into a contract with the Company and Mack-Cali Realty Corporation (the “Partnership”) for the redevelopment of the Continental Arena site.  In May 2003, the court denied Hartz’s request for an injunction and dismissed its suit for failure to exhaust administrative remedies.  In June 2003, the NJSEA held hearings on Hartz’s protest, and on a parallel protest filed by another rejected developer, Westfield, Inc. (“Westfield”). On September 10, 2003, the NJSEA ruled against Hartz’s and Westfield’s protests.  Hartz, Westfield and four taxpayers thereafter filed appeals from the NJSEA’s final decision.  In January 2004, Hartz and Westfield also appealed the NJSEA’s approval and execution of the formal redevelopment agreement with the Partnership.  By decision dated May 14, 2004, the Appellate Division of the Superior Court of New Jersey rejected Hartz’s contention that the NJSEA lacks statutory authority to allow retail development of its property, but remanded Hartz’s claim that the NJSEA has failed to produce requested public records to the lower court for further review.  Hartz has requested that the Supreme Court of New Jersey review the Appellate Division’s decision, and several appeals filed by Hartz and Westfield remain pending before the Appellate Division.  The lower court proceeding on Hartz’s request for public documents also remains pending.  The Company believes that its proposal and the planned project fully comply with applicable laws, and intends to continue its vigorous defense of its rights under the executed Redevelopment Agreement.  The Company does not believe that the pending appeals will have any material affect on its ability to develop the project.

Item 2. Changes in Securities, Use of Proceeds and Issuer’s Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual stockholders’ meeting of The Mills Corporation was held on June 10, 2004. The following is a tabulation of the voting for each proposal presented at the annual meeting and a listing of Directors whose terms of office as Directors continued after the meeting.

All of the proposals were approved by the stockholders other than Proposal 3, which did not receive the approval of 2/3 of the voting power of all shares of capital stock of the Company then entitled to vote, voting together as a single class, as required by the Company’s certificate of incorporation.

Proposal 1: (to elect to a term expiring on the date of the Annual Meeting of Stockholders 2007):

DIRECTORS STANDING FOR ELECTION:	TERM EXPIRES	VOTES FOR	VOTES WITHHELD
James C. Braithwaite	2007	36,688,446	11,707,397
Hon. Joseph B. Gildenhorn	2007	45,020,629	3,375,214
Harry H. Nick	2007	33,926,086	14,469,575
Robert P. Pincus	2007	45,041,018	3,354,825

CONTINUING DIRECTORS:	TERM EXPIRES
Franz von Perfall	2005
Cristina L. Rose	2005
Laurence C. Siegel	2005
Charles R. Black, Jr.	2006
Dietrich von Boetticher	2006
S. Joseph Bruno	2006
John M. Ingram	2006

Proposal 2: (to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004):

Votes for:	46,222,916
Votes against:	2,091,926
Abstentions:	81,001
Broker non-votes	—

Proposal 3: (to approve an amendment to our certificate of incorporation to increase the number of authorized shares of capital stock from 170,000,000 to 190,000,000 and the number of authorized shares of preferred stock from 20,000,000 to 40,000,000):

Votes for:	29,049,439
Votes against:	6,595,472
Abstentions:	146,139
Broker non-votes	12,604,793

Proposal 4: (to approve the 2004 Stock Incentive Plan):

Votes for:	29,808,567
Votes against:	5,736,432
Abstentions:	246,051
Broker non-votes	12,604,793

Proposal 5: (to approve the Executive High Performance Plan):

Votes for:	30,358,812
Votes against:	5,152,461
Abstentions:	279,777
Broker non-votes	12,604,793

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)                                  The Exhibit Index attached hereto is incorporated by reference to these items.

(b)                                 The Mills Corporation filed one Current Report on Form 8-K during the quarter ended June 30, 2004.

•                                          Current Report on Form 8-K furnished on May 3, 2004 under Items 7 and 12 made available certain operational information concerning the Company and the properties owned or managed by it as of March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

The Mills Corporation

August 5, 2004	By:	/s/ MARY JANE MORROW
(Date)		Mary Jane Morrow
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

The Mills Limited Partnership

	By:	The Mills Corporation, its general partner
August 5, 2004		/s/ MARY JANE MORROW
(Date)		Mary Jane Morrow
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

(3)                                 Exhibit

Exhibit Number	Description
4.1	Supplemental Registration Rights Agreement, dated. May 24, 2004, between The Mills Corporation and Ward W. Woods.
4.2	Side Letter re: Registration of shares, dated June 14, 2004, by and among the Mills Corporation, The A.J. Trust 1989 Trust and The Irrevocable Trust for the Benefit of the Miller Children.
10.1	Memorandum of Understanding, made and entered into as of May 10, 2004 between The Mills Corporation and Mark D. Ettenger.
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for The Mills Corporation.
31.1	Section 302 Certification by the Chief Executive Officer of The Mills Corporation.
31.2	Section 302 Certification by the Chief Financial Officer of The Mills Corporation.
31.3	Section 302 Certification by the Chief Executive Officer of The Mills Corporation, in its capacity as general partner of The Mills Limited Partnership.
31.4	Section 302 Certification by the Chief Financial Officer of The Mills Corporation, in its capacity as general partner of The Mills Limited Partnership.
32.1	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer of The Mills Corporation.
32.2	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer of The Mills Corporation, in its capacity as general partner of The Mills Limited Partnership.