Form 10-Q
period 2004-09-30
MILLS LIMITED PARTNERSHIP; MILLS CORP
filed 2004-11-09
CIK 1142028, 914713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

THE MILLS CORPORATION

THE MILLS LIMITED PARTNERSHIP

(Exact name of registrants as specified in their charters)

Delaware Delaware (State or other jurisdiction of incorporation or organization)	001-12994 000-50694 (Commission File Numbers)	52-1802283 52-1873369 (I.R.S. Employer Identification Numbers)

1300 Wilson Boulevard, Suite 400, Arlington, Virginia 22209

(Address of principal executive offices—zip code)

(703) 526-5000

(Registrants’ telephone number, including area code)

Not Applicable

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

The Mills Corporation	Yes ☒ No ☐
The Mills Limited Partnership	Yes ☒ No ☐

Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2).

The Mills Corporation	Yes ☒ No ☐
The Mills Limited Partnership	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock or units as of the latest practicable date.

As of November 1, 2004, 54,804,623 shares of Common Stock, par value $.01 per share, of The Mills Corporation and 64,619,593 Common Units of limited partnership interest of The Mills Limited Partnership were outstanding.

THE MILLS CORPORATION

THE MILLS LIMITED PARTNERSHIP

FORM 10-Q

This Form 10-Q includes information with respect to both The Mills Corporation (“TMC”) and The Mills Limited Partnership (“Mills LP”), in which TMC owned a 1% general partner interest and an 83.81% limited partner interest as of September 30, 2004.  Separate financial statements and accompanying notes are provided for each of TMC and Mills LP.  Except as specifically noted otherwise, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented as a single discussion with respect to both TMC and Mills LP since TMC conducts all of its business and owns all of its properties through Mills LP and Mills LP’s various subsidiaries.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Notes

THE MILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Income producing property:
Land and land improvements	$483,514	$420,181
Building and improvements	2,066,983	1,862,389
Furniture, fixtures and equipment	77,633	60,674
Less: Accumulated depreciation and amortization	(443,036)	(402,936)
Net income producing property	2,185,094	1,940,308

Construction in progress	698,514	304,329
Investment in unconsolidated joint ventures	488,015	822,624
Net real estate and development assets	3,371,623	3,067,261

Cash and cash equivalents	88,706	15,777
Restricted cash	45,500	37,484
Accounts receivable, net	138,489	76,910
Notes receivable	21,429	25,675
Deferred costs, net	80,907	60,469
Other assets	35,212	11,057
Total Assets	$3,781,866	$3,294,633

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages, notes and loans payable	$2,024,361	$2,119,314
Accounts payable and other liabilities	214,261	191,194
	2,238,622	2,310,508
Minority interests:
Mills LP	100,748	129,347
Consolidated joint ventures	222,737	—

Series B Cumulative Redeemable Preferred Stock, par value $.01, 4,300 shares authorized, issued and outstanding	107,500	107,500
Series C Cumulative Redeemable Preferred Stock, par value $.01, 3,500 shares authorized, issued and outstanding	87,500	87,500
Series E Cumulative Redeemable Preferred Stock, par value $.01, 8,545 shares authorized, issued and outstanding	213,625	213,625
Series F Convertible Cumulative Redeemable Preferred Stock, par value $.01, 316 shares authorized, issued and outstanding at 2004	316,250	—
Common stock, par value $.01, 100,000 shares authorized and 54,795 and 50,298 shares issued and outstanding at 2004 and 2003, respectively	548	503
Additional paid-in capital	961,898	922,141
Accumulated deficit	(461,664)	(461,719)
Accumulated other comprehensive loss	(5,898)	(14,772)
Total stockholders’ equity	1,219,759	854,778
Total Liabilities and Stockholders’ Equity	$3,781,866	$3,294,633

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Minimum rent	$65,728	$59,554	$184,521	$148,118
Percentage rent	1,254	930	2,890	1,173
Recoveries from tenants	25,463	27,134	78,986	71,686
Other property revenue	3,985	5,123	12,911	16,653
Management fees	3,712	2,748	11,402	9,079
Other fee income	519	1,489	658	3,769
Total operating revenues	100,661	96,978	291,368	250,478

Expenses:
Recoverable from tenants	23,526	23,977	71,447	62,227
Other operating expenses	4,861	3,836	12,354	8,944
General and administrative	9,922	7,120	26,736	16,256
Depreciation and amortization	29,376	24,180	85,421	57,823
Total operating expenses	67,685	59,113	195,958	145,250

Operating income	32,976	37,865	95,410	105,228
Other income (expense):
Interest expense	(20,680)	(23,214)	(62,577)	(53,406)
Foreign currency exchange gains (losses)	4,939	1,842	(2,480)	24,922
Other, net	(760)	2,072	1,228	6,324

Income before joint venture operations	16,475	18,565	31,581	83,068

Equity in earnings of unconsolidated joint ventures	7,565	4,821	19,032	15,785
Minority interest in consolidated joint ventures	8,731	—	20,095	—
Gain on sales of joint venture interests	41,831	8,462	77,024	8,462

Income before minority interest in Mills LP	74,602	31,848	147,732	107,315
Minority interest in Mills LP net income, including Series D preferred unit distributions	(10,725)	(6,409)	(21,299)	(24,020)

Net income	63,877	25,439	126,433	83,295
Preferred stock dividends	(11,341)	(7,908)	(29,463)	(18,902)

Income available to common stockholders	$52,536	$17,531	$96,970	$64,393

Earnings per Common Share:
Basic	$0.98	$0.40	$1.84	$1.47
Diluted	$0.97	$0.39	$1.82	$1.45

Weighted Average Shares Outstanding:
Basic	54,079	44,095	52,513	43,541
Diluted	55,120	45,052	53,458	44,403

Dividends Paid per Common Share	$0.595	$0.565	$1.785	$1.695

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(Unaudited, in thousands)

	Preferred	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive		Total Comprehensive
	Stock	Shares	Amount	Capital	Deficit	Loss	Total	Income
Balances, December 31, 2003 (audited)	$408,625	50,298	$503	$922,141	$(461,719)	$(14,772)	$854,778	$—
Sale of preferred stock	316,250	—	—	(9,587)	—	—	306,663	—
Employee benefit plans	—	678	7	16,294	—	—	16,301	—
Units exchanged for common stock	—	3,819	38	31,074	—	—	31,112	—
Change in fair value of cash flow hedges	—	—	—	—	—	8,674	8,674	8,674
Foreign currency translation adjustments	—	—	—	—	—	200	200	200
Dividends declared:
Common stock	—	—	—	—	(96,915)	—	(96,915)	—
Preferred stock	—	—	—	—	(29,463)	—	(29,463)	—
Adjustment to Mills LP minority interest from increased ownership	—	—	—	1,976	—	—	1,976	—
Net income	—	—	—	—	126,433	—	126,433	126,433
Balances, September 30, 2004	$724,875	54,795	$548	$961,898	$(461,664)	$(5,898)	$1,219,759	$135,307

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$126,433	$83,295
Adjustments to reconcile net income to net cash provided by operating activities:
Mills LP minority interest	21,299	24,020
Depreciation and amortization	85,421	57,823
Amortization of financing costs	4,463	5,528
Equity in earnings of unconsolidated joint ventures	(19,032)	(15,785)
Gain on sales of joint venture interests	(77,024)	(8,462)
Foreign currency exchange losses (gains)	2,480	(24,922)
Gain on sales of land	(1,251)	(306)
Abandoned project costs	5,103	1,929
Amortization of restricted stock incentive program	3,412	2,077
Loss on debt refinancing	—	550
Other changes in assets and liabilities:
Accounts receivable	(21,964)	(14,556)
Notes receivable	4,582	(6,732)
Other assets	(823)	2,300
Accounts payable and other liabilities	(2,614)	(3,480)
Net cash provided by operating activities	130,485	103,279

Cash Flows From Investing Activities:
Consolidation of variable interest entities	23,200	—
Minority interest investment in consolidated joint ventures, net	154,914	—
Investment in real estate and development assets	(315,781)	(58,293)
Distributions received from unconsolidated joint ventures	64,849	45,685
Proceeds from land sales	2,669	1,525
Proceeds from sales of joint venture interests	119,582	28,100
Purchase of partnership interests	(45,434)	(63,720)
Acquisition of real estate	(81,091)	(1,188,259)
Deferred costs	(12,166)	(5,919)
Net cash used in investing activities	(89,258)	(1,240,881)

Cash Flows From Financing Activities:
Proceeds from mortgages, notes and loans payable	383,165	1,258,997
Repayments of mortgages, notes and loans payable	(526,333)	(250,908)
Financing costs	(1,476)	(4,223)
Decrease in restricted cash	(6,224)	(2,643)
Proceeds from exercise of stock options	12,888	21,409
Common and preferred dividends paid	(118,516)	(87,382)
Common and preferred distributions to Mills LP unit holders	(18,465)	(26,955)
Proceeds from the sale of preferred stock and units, net	306,663	167,904
Net cash provided by financing activities	31,702	1,076,199
Net increase (decrease) in cash and cash equivalents	72,929	(61,403)
Cash and cash equivalents, beginning of period	15,777	79,195
Cash and cash equivalents, end of period	$88,706	$17,792
Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$92,031	$45,644

Non-cash financing and investing activity provided in Note 8.

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

At September 30, 2004, the Company owned or had an interest in an aggregate of 28 retail and entertainment-oriented centers comprised of 16 Mills Landmark Centers, eleven 21st Century Retail and Entertainment Centers, and one International Retail and Entertainment Center. Of these, four Mills Landmark Centers, eight 21st Century Retail and Entertainment Centers and the International Retail and Entertainment Center were wholly owned. The Company also owned three community shopping centers, a portfolio of 19 single tenant properties and other related commercial development.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company’s management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company’s audited financial statements and related footnotes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

Consolidation of Variable Interest Entities

Effective March 31, 2004, the Company adopted the provisions of FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of certain joint ventures. The Company has historically accounted for its joint ventures on the equity method because major business decisions related to these ventures require the approval of at least one other partner.  However, FIN No. 46 requires the Company to consolidate entities that meet the criteria of a variable interest entity (“VIE”) and for which it has been determined to be the primary beneficiary. Under this new model for consolidation, an entity is deemed to be a VIE when: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional financial support from other parties.

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share)

The effect of the adoption was to consolidate at March 31, 2004 net assets totaling $414,647 which had previously been accounted for under the equity method of accounting and included on the Company’s balance sheet as investment in unconsolidated joint ventures. The equity interests in VIEs not owned by the Company are classified as minority interest in unconsolidated joint ventures on the Company’s balance sheet. The results of the VIE operations were accounted for on the equity method through March 31, 2004 and consolidated effective April 1, 2004. The results of operations attributable to the equity interests in the variable interest entities not owned by the Company are classified as minority interest in consolidated joint ventures in the Company’s statements of income. Net income includes the attribution to us, as primary beneficiary, of the elimination of interest and fees against the net income of the VIE joint ventures consolidated by us.  Such amount included $177 of interest income and $8,986 of fee revenue for the three months ended September 30, 2004 and $7,070 of interest income and $13,463 of fee revenue for the nine months ended September 30, 2004.

At March 31, 2004, the Company was determined to be the primary beneficiary for Madrid Xanadú, Meadowlands Xanadu and Pittsburgh Mills.  In August 2004, Madrid Xanadú became a wholly owned property as a result of the Company’s acquisition of its partner’s interest. The Company expects the remaining VIEs to be deconsolidated in the future upon the occurrence of certain, planned events which will trigger a re-determination of the venture’s VIE status.

In June 2004, the Meadowlands Xanadu joint venture agreement with Kan Am was renegotiated and, among other things, resulted in the removal of Kan Am’s right to redeem its equity; a binding commitment by the Company to provide construction financing to build the project in the event that third party financing is not obtained; an increase in the interest rate on the funds the Company advanced to the project; and a provision for the payment to the Company of a non-refundable development fee.

Minority Interest in Mills LP

TMC is the sole general partner of Mills LP and owned a 1% general partner interest and an 83.81% limited partner interest as of September 30, 2004.  Minority interest in Mills LP is comprised of Mills LP common and preferred units after eliminating TMC’s ownership units. Common minority interest is increased and decreased, respectively, for income and distributions allocated to common units not held by TMC. Periodically, TMC raises additional equity through the issuance of common or preferred stock and contributes the proceeds to Mills LP for an equivalent number of common or preferred units.  In the event of other changes in common equity, an adjustment to minority interest in Mills LP and stockholders’ equity is recorded to reflect TMC’s increased or decreased ownership in Mills LP.

At September 30, 2004 and December 31, 2003, there were 9,815 and 13,464 common limited partnership units of Mills LP, representing ownership of 15.19% and 21.12%, respectively, not held by TMC.  These units are exchangeable in specified circumstances for either, at TMC’s option, cash or shares of its common stock on a one for one basis. This exchange right has not been considered in TMC’s computation of per share data, as it does not have a dilutive effect.

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

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share)

Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income	$63,877	$25,439	$126,433	$83,295
Less preferred dividends	(11,341)	(7,908)	(29,463)	(18,902)
Adjustment to minority interest	644	(96)	(140)	(188)
Numerator for basic earnings per common share	53,180	17,435	96,830	64,205
Adjustment to minority interest	158	99	304	339
Numerator for diluted earnings per common share	$53,338	$17,534	$97,134	$64,544
Denominator:
Weighted average shares	54,457	44,571	52,944	44,017
Unvested restricted stock awards	(378)	(476)	(431)	(476)
Denominator for basic earnings per common share	54,079	44,095	52,513	43,541
Effect of dilutive securities:
Employee stock options and restricted stock awards	1,041	957	945	862
Denominator for diluted earnings per common share	55,120	45,052	53,458	44,403
Basic earnings per common share	$0.98	$0.40	$1.84	$1.47
Diluted earnings per common share	$0.97	$0.39	$1.82	$1.45

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$63,877	$25,439	$126,433	$83,295
Add stock based employee compensation included in reported net income	4,682	1,844	13,873	5,126
Deduct total stock based employee compensation determined under fair value based method for all awards	(4,704)	(1,914)	(13,938)	(5,334)
Pro forma net income	$63,855	$25,369	$126,368	$83,087
Basic earnings per share:
As reported	$0.98	$0.40	$1.84	$1.47
Pro forma	$0.98	$0.39	$1.84	$1.47
Diluted earnings per share:
As reported	$0.97	$0.39	$1.82	$1.45
Pro forma	$0.97	$0.39	$1.82	$1.45

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share)

Other, net

Other, net is comprised of the following income (expense) items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income	$2,167	$3,873	$6,480	$8,782
Abandoned project costs	(3,341)	(1,774)	(5,103)	(1,929)
Gain on land sales, net	745	81	1,251	306
Deferred foreign tax expense	58	—	(426)	—
Loss on debt extinguishments	—	—	—	(550)
Other	(389)	(108)	(974)	(285)
	$(760)	$2,072	$1,228	$6,324

Reclassifications

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the current period presentation.

3.  ACQUISITIONS

In August 2004, the Company acquired its partner’s interest in Madrid Xanadú for an initial price of €36,683 ($45,434).  The price is subject to adjustment over the next two years based on a formula.

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

The final purchase price allocation for the 2003 acquisition of the Del Amo Fashion Center was recorded during the second quarter of 2004 and resulted in an additional allocation to land of $46,436, which had previously been allocated to buildings and improvements.

4.  INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

Various operating properties, properties under development and retail concerns are owned through joint ventures. The Company is usually the general or managing partner in the real estate ventures. The Company is committed to providing additional equity to certain of its joint ventures under development pursuant to the relevant joint venture agreements and guarantees certain joint venture partners’ preference returns and the repayment of construction debt. Guarantees generally remain in effect until certain debt service coverage tests are met or a permanent loan is obtained, which generally occurs within two to four years after a property’s grand opening. The Company would be liable under the guarantees if the proceeds are insufficient to fund preference payments, the project’s construction is not completed or the construction loan is not refinanced at or before maturity. Certain of the Company’s joint venture agreements also contain provisions whereby certain partners can require the purchase or sale of ownership interests among certain partners.

Acquisition

In June 2004, 170 Mills LP common units were issued to acquire a parcel of land in Woodbridge, VA for future development with an agreed value of $7,500. This land was contributed to a newly formed joint venture, Potomac Town Center Limited Partnership.

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share)

Dispositions

In August 2004, the Company and Kan Am sold an approximately 50% joint venture interest in Ontario Mills for $170,290. The joint venture interest sold consisted of Kan Am’s entire interest and a portion of the interest held by the Company. The Company received proceeds of $50,732 and recognized a gain of $41,831 on its portion of the sale. Following the sale, the Company’s residual sharing and capital contribution percentages in Ontario Mills are each 50.01%.

In March 2004, an approximately 50% joint venture interest in Opry Mills was conveyed to Kan Am Grund Kapitalanlagegesellshaft mbH (“Kan Am Grund”) for $68,850 and a gain of $35,193 was recognized.  In connection with this transaction, the Company terminated a swap agreement and recorded a $5,273 charge against the gain. Following the conveyance, the Company’s residual sharing and capital contribution percentages in Opry Mills were 75% and 49%, respectively.

Condensed Combined Financial Statements

The following financial statements include the Company’s unconsolidated joint ventures of the Company. The results of VIE operations are included through March 31, 2004.  VIE assets and liabilities are excluded from the September 30, 2004 balance sheet, since they are included in the Company’s consolidated balance sheet as of that date.  Opry Mills is included subsequent to the date of conveyance of the joint venture interest. Significant accounting policies used by the unconsolidated joint ventures are generally consistent with those used by the Company.

Condensed and Combined Balance Sheets:	September 30, 2004	December 31, 2003
Assets:
Net income producing property	$2,531,969	$2,262,202
Construction in progress	254,057	384,128
Cash and cash equivalents	80,559	119,187
Restricted cash	31,540	40,462
Accounts receivable, net	75,281	114,326
Notes receivable	37,387	25,893
Deferred costs, net	84,658	122,050
Other assets	75,706	134,809
	$3,171,157	$3,203,057
Liabilities and Partners’ Equity:
Mortgages, notes and loans payable	$2,283,671	$2,204,854
Accounts payable and other liabilities	166,875	277,310
Company’s accumulated equity*	171,075	537,385
Joint venture partners’ accumulated equity	549,536	183,508
	$3,171,157	$3,203,057

* The carrying value of the Company’s investment in unconsolidated joint ventures differs from its accumulated equity noted above, due primarily to basis differences. Basis differences result from the acquisition of partnership interests that are not reflected at the joint venture level; capitalized interest on the investment balance; and capitalized development costs recovered through fees earned during project development and construction. In addition, Company loans to the joint ventures are included in the carrying value of the investment but are classified as other liabilities above. Basis differences are amortized over 20 years.

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
Combined Condensed Results of Operations:	2004	2003	2004	2003
Revenues:
Minimum rent	$68,082	$60,063	$205,508	$161,358
Percentage rent	744	374	1,172	758
Recoveries from tenants	27,257	24,244	84,231	65,420
Other property revenue	7,863	5,948	30,278	18,199
Total operating revenues	103,946	90,629	321,189	245,735

Expenses:
Recoverable from tenants	28,020	22,829	80,643	59,146
Other operating expenses	6,439	6,671	23,054	15,239
Depreciation and amortization	30,177	29,937	98,530	80,017
Total operating expenses	64,636	59,437	202,227	154,402
Operating income	39,310	31,192	118,962	91,333
Other income (expense):
Interest expense	(30,414)	(30,610)	(97,054)	(77,658)
Other, net	2,303	2,824	6,584	7,144
Net income	$11,199	$3,406	$28,492	$20,819
Company’s equity in net income	$7,565	$4,821	$19,032	$15,785

As of September 30, 2004, the Company had guaranteed unconsolidated joint venture debt and letters of credit totaling $460,535 and $5,541, respectively.  If the joint ventures were to borrow up to the total construction loan commitments, the Company would be required to guarantee an additional $41,871.  Guaranteed preference return payments to joint venture partners were current. The Company is also contingently liable for property taxes and assessments levied against one of its unconsolidated joint ventures. The remaining aggregate amount of $10,626 is being collected through 2020 to fund debt service on bonds issued by the taxing authority.

5. MORTGAGES, NOTES AND LOANS PAYABLE

At September 30, 2004, the Company had $487,860 (net of letters of credit totaling $12,140) available under its $500,000 unsecured line of credit.

In February 2004, the Cincinnati Mills construction loan was refinanced and the commitment was increased to $122,000.  The loan matures in February 2007 and provides for two one-year extensions. The interest rate is LIBOR plus 2.00%. Interest rate swaps fix the interest rate at 4.42% through November 2004 and 5.88% from December 2004 through October 2006 on a notional amount of $57,000. The loan is fully guaranteed by the Company but the guaranty is reduced when certain performance measures are achieved. At September 30, 2004, $101,965 had been drawn on the loan.

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

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share)

6. COMMITMENTS AND CONTINGENCIES

The Company is subject to the risks inherent in the ownership and operation of commercial real estate. These risks include, among others, those normally associated with changes in the general economic climate, trends in the retail industry, including creditworthiness of retailers, competition for retailers, changes in tax laws, interest rate levels, availability of financing and potential liability under environmental and other laws.  In addition, while the Company believes its projects under construction and development will ultimately be completed, there can be no assurance that they will actually be completed, either on schedule or on budget, or, in the case of development, constructed or financed, or that they will have any particular level of operational success or ultimate value.

During 2003, Hartz Mountain Industries, Inc. (“Hartz”) filed a lawsuit seeking to enjoin the New Jersey Sports and Exposition Authority (“NJSEA”) from entering into a contract with the Company, Kan Am and Mack-Cali Realty Corporation (the “Partnership”) for the redevelopment of the Continental Airlines Arena site.  In May 2004, Hartz’s contention that NJSEA lacks statutory authority to allow retail development of its property was rejected, but the claim that NJSEA has failed to produce requested public records was remanded to the lower court for further review.  Hartz has requested the Supreme Court of New Jersey to review the decision.  Several other appeals filed by Hartz and Westfield remain pending, as does the lower court proceeding on Hartz’s request for public documents.  The Company believes that its proposal and the planned project fully comply with applicable laws, and intends to continue its vigorous defense of its rights under the executed redevelopment agreement.  The Company does not believe that the pending appeals will have any material affect on its ability to develop the project.

The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company, other than routine litigation and administrative proceedings arising in the ordinary course of business.

7. CAPITAL STOCK

In August 2004, the Company sold 316 shares of 6.75% Series F Convertible Cumulative Redeemable Preferred Stock, each with a par value of $.01 and a liquidation preference of $1,000, in an offering made under Rule 144A of the Securities Act to qualified institutional buyers. Net proceeds of $306,663 were contributed to Mills LP in exchange for preferred units with economic terms substantially identical to the Series F preferred stock. The net proceeds were used to reduce borrowings under the Company’s line of credit.  Each share of Series F preferred stock is convertible into 16.6529 shares of TMC common stock, subject to specified adjustments, if the closing sale price of TMC common stock reaches, or the trading price of Series F preferred stock falls below specified thresholds or under certain other circumstances. On or after August 5, 2009, Series F preferred stock may be redeemed by the Company at its liquidation value only if the closing price of TMC common stock has exceeded 130% of the conversion price for at least 20 of 30 consecutive trading days immediately prior to notice of redemption.  Holders of Series F preferred stock will have limited voting rights if dividends are not paid for six or more quarterly periods and in certain other events.

The Company has agreed, pursuant to a registration rights agreement, to file with the Securities Exchange Commission within 120 days after the original issuance of the Series F preferred stock and to use its reasonable best efforts to cause to become effective within 180 days after the original issuance of the Series F preferred stock, a shelf registration statement with respect to the resale of the Series F preferred stock and the common stock issuable upon conversion of the Series F preferred stock.  If the self registration statement is not timely filed or declared effective or if unavailable in violation of the registration rights agreement, the Company will be required to pay liquidated damages at a rate of 0.25% per annum for the first 90 days and 0.50% per annum until the registration default is cured.

8.  NON-CASH INVESTING AND FINANCING INFORMATION

The following table outlines the assets and liabilities underlying the VIE consolidation and the conveyance of a joint venture interest in Opry Mills.

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share)

VIE Consolidation:
Net income producing property	$300,246
Construction in progress	275,571
Accounts receivable, net	33,994
Deferred costs and other intangibles, net	22,702
Cash and other assets	28,432
Mortgages, notes and loans payable	(223,339)
Accounts payable and other liabilities	(22,539)
Accumulated other comprehensive income	(420)
Net assets at date of consolidation	$414,647

Opry Mills Conveyance:
Net income producing property	$222,642
Accounts receivable and other current assets	12,862
Mortgages, notes and loans payable	(175,000)
Accounts payable and other liabilities	(7,120)
Net assets at date of conveyance	$53,384

During the nine months ended September 30, 2004, 3,819 Mills LP common units were redeemed on a one-for-one basis for shares of TMC common stock.  In June 2004, 170 common units of Mills LP were issued in connection with a land purchase with an agreed value of $7,500.

9. DIVIDENDS DECLARED

The Company declared the following dividends during the nine months ended September 30, 2004.

Per Share
Declared February 19, 2004; record date April 23, 2004; paid May 3, 2004:
Common stock	$0.595
Series B preferred stock	$0.563
Series C preferred stock	$0.563
Series E preferred stock	$0.547
Declared May 20, 2004; record date July 23, 2004; paid August 2, 2004:
Common stock	$0.595
Series B preferred stock	$0.563
Series C preferred stock	$0.563
Series E preferred stock	$0.547
Declared September 14, 2004; record date October 22, 2004; paid November 1, 2004:
Common Stock	$0.595
Series B preferred stock	$0.563
Series C preferred stock	$0.563
Series E preferred stock	$0.547
Series F preferred stock	$13.130

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share)

10. SUBSEQUENT EVENTS

On October 15, 2004, the Company completed the purchase of an approximately 50% membership interest in nine regional mall properties from General Motors Asset Management (the “GM Portfolio”) for $1,033,000. A portion of the purchase price was funded through (i) $170,000 of existing property debt, (ii) $410,000 from new mortgages on four of the properties and (iii) a portion of the proceeds from a new unsecured term loan. The remainder was funded through borrowings under the unsecured line of credit.

In connection with the purchase of the GM Portfolio on October 15, 2004, the Company received proceeds of $200,000 from a new unsecured term loan of which $155,000 was used in the purchase.  The loan matures on December 15, 2007, unless extended pursuant to the terms of the loan until December 15, 2008. Borrowings under the loan bear interest at LIBOR or a base rate (at the Company’s option) plus an applicable margin based on the Company’s leverage ratio. The margin on LIBOR rate loans varies between 1.40% and 1.70% and between 0.15% and 0.45% on base rate loans. The Company’s unsecured line of credit was also amended to provide for, among other things, an increase in the allowable leverage ratio and permission to incur additional indebtedness.

In October 2004, the construction loan at Colorado Mills, an unconsolidated joint venture, was refinanced with a $170,000 mortgage which bears interest at LIBOR plus 1.78%. The mortgage has a stated maturity date of October 2007 with two one-year extension options. The mortgage is interest-only through maturity.

THE MILLS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(In thousands, except per unit data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Income producing property:
Land and land improvements	$483,514	$420,181
Building and improvements	2,066,983	1,862,389
Furniture, fixtures and equipment	77,633	60,674
Less: Accumulated depreciation and amortization	(443,036)	(402,936)
Net income producing property	2,185,094	1,940,308

Construction in progress	698,514	304,329
Investment in unconsolidated joint ventures	488,015	822,624
Net real estate and development assets	3,371,623	3,067,261

Cash and cash equivalents	88,706	15,777
Restricted cash	45,500	37,484
Accounts receivable, net	138,489	76,910
Notes receivable	21,429	25,675
Deferred costs, net	80,907	60,469
Other assets	35,212	11,057
Total Assets	$3,781,866	$3,294,633
LIABILITIES AND PARTNERS’ CAPITAL
Mortgages, notes and loans payable	$2,024,361	$2,119,314
Accounts payable and other liabilities	208,427	191,194
	2,232,788	2,310,508

Minority interest in consolidated joint ventures	222,737	—

Series B Cumulative Redeemable Preferred Units, liquidation value $25.00 per unit, 4,300 units issued and outstanding	107,500	107,500
Series C Cumulative Redeemable Preferred Units, liquidation value $25.00 per unit, 3,500 units issued and outstanding	87,500	87,500
Series D Cumulative Redeemable Preferred Units, liquidation value $25.00 per unit, 400 units issued and outstanding	10,000	10,000
Series E Cumulative Redeemable Preferred Units, liquidation value $25.00 per unit, 8,545 units issued and outstanding	213,625	213,625
Series F Convertible Cumulative Redeemable Preferred Units, liquidation value $1,000.00 per unit, 316 units issued and outstanding	316,250	—
General partner’s capital	5,973	5,803
Limited partners’ capital	591,391	574,469
Accumulated other comprehensive loss	(5,898)	(14,772)
Total partners’ capital	1,326,341	984,125
Total Liabilities and Partners’ Capital	$3,781,866	$3,294,633

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Minimum rent	$65,728	$59,554	$184,521	$148,118
Percentage rent	1,254	930	2,890	1,173
Recoveries from tenants	25,463	27,134	78,986	71,686
Other property revenue	3,985	5,123	12,911	16,653
Management fees	3,712	2,748	11,402	9,079
Other fee income	519	1,489	658	3,769
Total operating revenues	100,661	96,978	291,368	250,478

Expenses:
Recoverable from tenants	23,526	23,977	71,447	62,227
Other operating expenses	4,861	3,836	12,354	8,944
General and administrative	9,922	7,120	26,736	16,256
Depreciation and amortization	29,376	24,180	85,421	57,823
Total operating expenses	67,685	59,113	195,958	145,250

Operating income	32,976	37,865	95,410	105,228
Other income (expense):
Interest expense	(20,680)	(23,214)	(62,577)	(53,406)
Foreign currency exchange gains (losses)	4,939	1,842	(2,480)	24,922
Other, net	(760)	2,072	1,228	6,324

Income before joint venture operations	16,475	18,565	31,581	83,068

Equity in earnings of unconsolidated joint ventures	7,565	4,821	19,032	15,785
Minority interest in consolidated joint ventures	8,731	—	20,095	—
Gain on sales of joint venture interests	41,831	8,462	77,024	8,462

Net income	74,602	31,848	147,732	107,315
Preferred unit distributions	(11,559)	(8,127)	(30,119)	(19,354)
Income available to common unit holders	$63,043	$23,721	$117,613	$87,961

Earnings per Common Unit:
Basic	$0.98	$0.40	$1.84	$1.47
Diluted	$0.97	$0.39	$1.82	$1.45

Weighted Average Units Outstanding:
Basic	64,109	59,992	63,784	59,651
Diluted	65,150	60,949	64,729	60,513

Distributions Paid per Common Unit	$0.595	$0.565	$1.785	$1.695

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands, except per unit data)

	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Loss	Total	Total Comprehensive Income
Balances, December 31, 2003 (audited)	$418,625	$5,803	$574,469	$(14,772)	$984,125	$—
Issued to TMC for:
Sale of preferred units	316,250	(96)	(9,491)	—	306,663	—
Employee benefit plans	—	163	16,138	—	16,301	—
Units issued in land acquisition	—	75	7,425	—	7,500	—
Change in fair value of cash flow hedges	—	—	—	8,674	8,674	8,674
Foreign currency translation adjustments	—	—	—	200	200	200
Distributions declared:
Common units	—	(1,149)	(113,585)	—	(114,734)	—
Preferred units	—	(301)	(29,819)	—	(30,120)	—
Net income	—	1,478	146,254	—	147,732	147,732

Balances, September 30, 2004	$734,875	$5,973	$591,391	$(5,898)	$1,326,341	$156,606

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per unit data)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$147,732	$107,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,421	57,823
Amortization of financing costs	4,463	5,528
Equity in earnings of unconsolidated joint ventures	(19,032)	(15,785)
Gain on sales of joint venture interests	(77,024)	(8,462)
Foreign currency exchange losses (gains)	2,480	(24,922)
Gain on sales of land	(1,251)	(306)
Abandoned project costs	5,103	1,929
Amortization of restricted stock incentive program	3,412	2,077
Loss on debt refinancing	—	550
Other changes in assets and liabilities:
Accounts receivable	(21,964)	(14,556)
Notes receivable	4,582	(6,732)
Other assets	(823)	2,300
Accounts payable and other liabilities	(2,614)	(3,480)
Net cash provided by operating activities	130,485	103,279

Cash Flows From Investing Activities:
Consolidation of variable interest entities	23,200	—
Minority interest investment in consolidated joint ventures, net	154,914	—
Investment in real estate and development assets	(315,781)	(58,293)
Distributions received from unconsolidated joint ventures	64,849	45,685
Proceeds from land sale	2,669	1,525
Proceeds from sales of joint venture interests	119,582	28,100
Purchase of partnership interests	(45,434)	(63,720)
Acquisition of real estate	(81,091)	(1,188,259)
Deferred costs	(12,166)	(5,919)
Net cash used in investing activities	(89,258)	(1,240,881)

Cash Flows From Financing Activities:
Proceeds from mortgages, notes and loans payable	383,165	1,258,997
Repayments of mortgages, notes and loans payable	(526,333)	(250,908)
Financing costs	(1,476)	(4,223)
Decrease in restricted cash	(6,224)	(2,643)
Proceeds from exercise of stock options	12,888	21,409
Distributions paid	(136,981)	(114,337)
Proceeds from the sale of preferred units, net	306,663	167,904
Net cash provided by financing activities	31,702	1,076,199
Net increase (decrease) in cash and cash equivalents	72,929	(61,403)
Cash and cash equivalents, beginning of period	15,777	79,195
Cash and cash equivalents, end of period	$88,706	$17,792
Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$92,031	$45,644

Non-cash financing and investing activity provided in Note 8.

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per unit)

1.  ORGANIZATION

The Mills Limited Partnership (“Mills LP”) is a Delaware limited partnership. Its general partner is The Mills Corporation (“TMC”), a fully integrated, self-managed real estate investment trust (“REIT”) that provides development, redevelopment, leasing, financing, management and marketing services to its properties. TMC conducts all of its business and owns all of its properties through Mills LP and its various subsidiaries (collectively referred to as the “Company”). At September 30, 2004, TMC owned a 1% general partner interest and an 83.81% limited partnership interest in Mills LP. Mills LP owns 100% of MillsServices Corp. (“MSC”), a taxable REIT subsidiary. MSC provides development, management, leasing and financial services to all but two of the Company’s real estate joint ventures and does not perform any services for entities in which the Company is not a significant investor. Through MSC, the Company owns Mills Enterprises, Inc. (“MEI”), an entity that holds investments in certain retail joint ventures.

At September 30, 2004, the Company owned or had an interest in an aggregate of 28 retail and entertainment-oriented centers comprised of 16 Mills Landmark Centers, eleven 21st Century Retail and Entertainment Centers, and one International Retail and Entertainment Center. Of these, four Mills Landmark Centers, eight 21st Century Retail and Entertainment Centers and the International Retail and Entertainment Center were wholly owned. The Company also owned three community shopping centers, a portfolio of 19 single tenant properties and other related commercial development.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company’s management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company’s audited financial statements and related footnotes, included in the Company’s Form 10 filed with the Securities and Exchange Commission.

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

Consolidation of Variable Interest Entities

Effective March 31, 2004, the Company adopted the provisions of FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of certain joint ventures. The Company has historically accounted for its joint ventures on the equity method because major business decisions related to these ventures require the approval of at least one other partner.  However, FIN No. 46 requires the Company to consolidate entities that meet the criteria of a variable interest entity (“VIE”) and for which it has been determined to be the primary beneficiary. Under this new model for consolidation, an entity is deemed to be a VIE when: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional financial support from other parties.

THE MILLS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per unit)

The effect of the adoption was to consolidate at March 31, 2004 net assets totaling $414,647 which had previously been accounted for under the equity method of accounting and included on the Company’s balance sheet as investment in unconsolidated joint ventures. The equity interests in VIEs not owned by the Company are classified as minority interest in unconsolidated joint ventures on the Company’s balance sheet. The results of the VIE operations were accounted for on the equity method through March 31, 2004 and consolidated effective April 1, 2004. The results of operations attributable to the equity interests in the variable interest entities not owned by the Company are classified as minority interest in consolidated joint ventures in the Company’s statements of income. Net income includes the attribution to us, as primary beneficiary, of the elimination of interest and fees against the net income of the VIE joint ventures consolidated by us. Such amount included $177 of interest income and $8,986 of fee revenue for the three months ended September 30, 2004 and $7,070 of interest income and $13,463 of fee revenue for the nine months ended September 30, 2004.

At March 31, 2004, the Company was determined to be the primary beneficiary for Madrid Xanadú, Meadowlands Xanadu and Pittsburgh Mills.  In August 2004, Madrid Xanadú became a wholly owned property as a result of the Company’s acquisition of its partner’s interest. The Company expects the remaining VIEs to be deconsolidated in the future upon the occurrence of certain, planned events which will trigger a re-determination of the venture’s VIE status.

In June 2004, the Meadowlands Xanadu joint venture agreement with Kan Am was renegotiated and, among other things, resulted in the removal of Kan Am’s right to redeem its equity; a binding commitment by the Company to provide construction financing to build the project in the event that third party financing is not obtained; an increase in the interest rate on the funds the Company advanced to the project; and a provision for the payment to the Company of a non-refundable development fee.

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

THE MILLS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per unit)

Earnings per unit

The following table sets forth the computation of basic and diluted earnings per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income	$74,602	$31,848	$147,732	$107,315
Less preferred dividends	(11,559)	(8,127)	(30,119)	(19,354)
Numerator for basic and diluted earnings per common unit	$63,043	$23,721	$117,613	$87,961
Denominator:
Weighted average units	64,487	60,468	64,215	60,127
Unvested restricted stock awards	(378)	(476)	(431)	(476)
Denominator for basic earnings per common unit	64,109	59,992	63,784	59,651
Effect of dilutive securities:
Employee stock options and restricted stock awards	1,041	957	945	862
Denominator for diluted earnings per common unit	65,150	60,949	64,729	60,513
Basic earnings per common unit	$0.98	$0.40	$1.84	$1.47
Diluted earnings per common unit	$0.97	$0.39	$1.82	$1.45

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$74,602	$31,848	$147,732	$107,315
Add stock based employee compensation included in reported net income	4,682	1,844	13,873	5,126
Deduct total stock based employee compensation determined under fair value based method for all awards	(4,704)	(1,914)	(13,938)	(5,334)
Pro forma net income	$74,580	$31,778	$147,667	$107,107
Basic earnings per unit:
As reported	$0.98	$0.40	$1.84	$1.47
Pro forma	$0.98	$0.39	$1.84	$1.47
Diluted earnings per unit:
As reported	$0.97	$0.39	$1.82	$1.45
Pro forma	$0.97	$0.39	$1.82	$1.45

THE MILLS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per unit)

Other, net

Other, net is comprised of the following income (expense) items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income	$2,167	$3,873	$6,480	$8,782
Abandoned project costs	(3,341)	(1,774)	(5,103)	(1,929)
Gain on land sales, net	745	81	1,251	306
Deferred foreign tax expense	58	—	(426)	—
Loss on debt extinguishments	—	—	—	(550)
Other	(389)	(108)	(974)	(285)
	$(760)	$2,072	$1,228	$6,324

Reclassifications

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the current period presentation.

3.  ACQUISITIONS

In August 2004, the Company acquired its partner’s interest in Madrid Xanadú for an initial price of €36,683 ($45,434).  The price is subject to adjustment over the next two years based on a formula.

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

The final purchase price allocation for the 2003 acquisition of the Del Amo Fashion Center was recorded during the second quarter of 2004 and resulted in an additional allocation to land of $46,436, which had previously been allocated to buildings and improvements.

4.  INVESTMENTS IN JOINT VENTURES

Various operating properties, properties under development and retail concerns are owned through joint ventures. The Company is usually the general or managing partner in the real estate ventures. The Company is committed to providing additional equity to certain of its joint ventures under development pursuant to the relevant joint venture agreements and guarantees certain joint venture partners’ preference returns and the repayment of construction debt. Guarantees generally remain in effect until certain debt service coverage tests are met or a permanent loan is obtained, which generally occurs within two to four years after a property’s grand opening. The Company would be liable under the guarantees if the proceeds are insufficient to fund preference payments, the project’s construction is not completed or the construction loan is not refinanced at or before maturity. Certain of the Company’s joint venture agreements also contain provisions whereby certain partners can require the purchase or sale of ownership interests among certain partners.

Acquisitions

In June 2004, 170 Mills LP common units were issued to acquire a parcel of land in Woodbridge, VA for future development with an agreed value of $7,500. This land was contributed to a newly formed joint venture, Potomac Town Center Limited Partnership.

THE MILLS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per unit)

Dispositions

In August 2004, the Company and Kan Am sold an approximately 50% joint venture interest in Ontario Mills for $170,290. The joint venture interest sold consisted of Kan Am’s entire interest and a portion of the interest held by the Company. The Company received proceeds of $50,732 and recognized a gain of $41,831 on its portion of the sale. Following the sale, the Company’s residual sharing and capital contribution percentages in Ontario Mills are each 50.01%.

In March 2004, an approximately 50% joint venture interest in Opry Mills was conveyed to Kan Am Grund Kapitalanlagegesellshaft mbH (“Kan Am Grund”) for $68,850 and a gain of $35,193 was recognized.  In connection with this transaction, the Company terminated a swap agreement and recorded a $5,273 charge against the gain.  Following the conveyance, the Company’s residual sharing and capital contribution percentages in Opry Mills were 75% and 49%, respectively.

Condensed Combined Financial Statements

The following financial statements include the Company’s unconsolidated joint ventures. The results of VIE operations are included through March 31, 2004.  VIE assets and liabilities are excluded from the September 30, 2004 balance sheet, since they are included in the Company’s consolidated balance sheet as of that date.  Opry Mills is included subsequent to the date of conveyance of the joint venture interest. Significant accounting policies used by the unconsolidated joint ventures are generally consistent with those used by the Company.

Condensed and Combined Balance Sheets:	September 30, 2004	December 31, 2003
Assets:
Net income producing property	$2,531,969	$2,262,202
Construction in progress	254,057	384,128
Cash and cash equivalents	80,559	119,187
Restricted cash	31,540	40,462
Accounts receivable, net	75,281	114,326
Notes receivable	37,387	25,893
Deferred costs, net	84,658	122,050
Other assets	75,706	134,809
	$3,171,157	$3,203,057
Liabilities and Partners’ Equity:
Mortgages, notes and loans payable	$2,283,671	$2,204,854
Accounts payable and other liabilities	166,875	277,310
Company’s accumulated equity*	171,075	537,385
Joint venture partners’ accumulated equity	549,536	183,508
	$3,171,157	$3,203,057

* The carrying value of the Company’s investment in unconsolidated joint ventures differs from its accumulated equity noted above, due primarily to basis differences. Basis differences result from the acquisition of partnership interests that are not reflected at the joint venture level; capitalized interest on the investment balance; and capitalized development costs recovered through fees earned during project development and construction. In addition, Company loans to the joint ventures are included in the carrying value of the investment but are classified as other liabilities above. Basis differences are amortized over 20 years.

THE MILLS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per unit)

	Three Months Ended September 30,		Nine Months Ended September 30,
Combined Condensed Results of Operations:	2004	2003	2004	2003
Revenues:
Minimum rent	$68,082	$60,063	$205,508	$161,358
Percentage rent	744	374	1,172	758
Recoveries from tenants	27,257	24,244	84,231	65,420
Other property revenue	7,863	5,948	30,278	18,199
Total operating revenues	103,946	90,629	321,189	245,735

Expenses:
Recoverable from tenants	28,020	22,829	80,643	59,146
Other operating expenses	6,439	6,671	23,054	15,239
Depreciation and amortization	30,177	29,937	98,530	80,017
Total operating expenses	64,636	59,437	202,227	154,402
Operating income	39,310	31,192	118,962	91,333
Other income (expense):
Interest expense	(30,414)	(30,610)	(97,054)	(77,658)
Other, net	2,303	2,824	6,584	7,144
Net income	$11,199	$3,406	$28,492	$20,819
Company’s equity in net income	$7,565	$4,821	$19,032	$15,785

As of September 30, 2004, the Company had guaranteed unconsolidated joint venture debt and letters of credit totaling $460,535 and $5,541, respectively.  If the joint ventures were to borrow up to the total construction loan commitments, the Company would be required to guarantee an additional $41,871.  Guaranteed preference return payments to joint venture partners were current. The Company is also contingently liable for property taxes and assessments levied against one of its unconsolidated joint ventures. The remaining aggregate amount of $10,626 is being collected through 2020 to fund debt service on bonds issued by the taxing authority.

5. MORTGAGES, NOTES AND LOANS PAYABLE

At September 30, 2004, the Company had $487,860 (net of letters of credit totaling $12,140) available under its $500,000 unsecured line of credit.

In February 2004, the Cincinnati Mills construction loan was refinanced and the commitment was increased to $122,000.  The loan matures in February 2007 and provides for two one-year extensions. The interest rate is LIBOR plus 2.00%. Interest rate swaps fix the interest rate at 4.42% through November 2004 and 5.88% from December 2004 through October 2006 on a notional amount of $57,000.  The loan is fully guaranteed by the Company but the guaranty is reduced when certain performance measures are achieved. At September 30, 2004, $101,965 had been drawn on the loan.

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

THE MILLS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per unit)

6. COMMITMENTS AND CONTINGENCIES

The Company is subject to the risks inherent in the ownership and operation of commercial real estate. These risks include, among others, those normally associated with changes in the general economic climate, trends in the retail industry, including creditworthiness of retailers, competition for retailers, changes in tax laws, interest rate levels, availability of financing and potential liability under environmental and other laws.  In addition, while the Company believes its projects under construction and development will ultimately be completed, there can be no assurance that they will actually be completed, either on schedule or on budget, or, in the case of development, constructed or financed, or that they will have any particular level of operational success or ultimate value.

During 2003, Hartz Mountain Industries, Inc. (“Hartz”) field a lawsuit seeking to enjoin the New Jersey Sports and Exposition Authority (“NJSEA”) from entering into a contract with the Company, Kan Am and Mack-Cali Realty Corporation (the “Partnership”) for the redevelopment of the Continental Airlines Arena site.  In May 2004, Hartz’s contention that NJSEA lacks statutory authority to allow retail development of its property was rejected, but the claim that NJSEA has failed to produce requested public records was remanded to the lower court for further review.  Hartz has requested the Supreme Court of New Jersey to review the decision.  Several other appeals filed by Hartz and Westfield remain pending, as does the lower court proceeding on Hartz’s request for public documents.  The Company believes that its proposal and the planned project fully comply with applicable laws, and intends to continue its vigorous defense of its rights under the executed redevelopment agreement.  The Company does not believe that the pending appeals will have any material affect on its ability to develop the project.

The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company, other than routine litigation and administrative proceedings arising in the ordinary course of business.

7. PREFERRED UNITS

In August 2004, TMC sold 316 shares of 6.75% Series F Convertible Cumulative Redeemable Preferred Stock, each with a par value of $.01 and a liquidation preference of $1,000, in an offering made under Rule 144A of the Securities Act to qualified institutional buyers. Net proceeds of $306,663 were contributed to Mills LP in exchange for preferred units with economic terms substantially identical to the Series F preferred stock. The net proceeds were used to reduce borrowings under the Company’s line of credit.  Each share of Series F preferred stock is convertible into 16.6529 shares of TMC common stock, subject to specified adjustments, if the closing sale price of TMC common stock reaches, or the trading price of Series F preferred stock falls below specified thresholds or under certain other circumstances.  Upon conversion of TMC’s Series F preferred stock, an equal number of Mills LP Series F preferred units will be converted into Mills LP common units in the same ratio.  On or after August 5, 2009, Series F preferred stock may be redeemed by the Company at its liquidation value only if the closing price of TMC common stock has exceeded 130% of the conversion price for at least 20 of 30 consecutive trading days immediately prior to notice of redemption.  In the event TMC redeems Series F preferred stock, Mills LP will redeem an equal number of Series F preferred units at the same liquidation value.  Holders of Series F preferred stock will have limited voting rights if dividends are not paid for six or more quarterly periods and in certain other events.

The Company has agreed, pursuant to a registration rights agreement, to file with the Securities Exchange Commission within 120 days after the original issuance of the Series F preferred stock and to use its reasonable best efforts to cause to become effective within 180 days after the original issuance of the Series F preferred stock, a shelf registration statement with respect to the resale of the Series F preferred stock and the common stock issuable upon conversion of the Series F preferred stock.  If the self registration statement is not timely filed or declared effective or if unavailable in violation of the registration rights agreement, the Company will be required to pay liquidated damages at a rate of 0.25% per annum for the first 90 days and 0.50% per annum until the registration default is cured.

THE MILLS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per unit)

8.  NON-CASH INVESTING AND FINANCING INFORMATION

The following table outlines the assets and liabilities underlying the VIE consolidation and the conveyance of a joint venture interest in Opry Mills.

VIE Consolidation:
Net income producing property	$300,246
Construction in progress	275,571
Accounts receivable, net	33,994
Deferred costs and other intangibles, net	22,702
Cash and other assets	28,432
Mortgages, notes and loans payable	(223,339)
Accounts payable and other liabilities	(22,539)
Accumulated other comprehensive income	(420)
Net assets at date of consolidation	$414,647

Opry Mills Conveyance:
Net income producing property	$222,642
Accounts receivable and other current assets	12,862
Mortgages, notes and loans payable	(175,000)
Accounts payable and other liabilities	(7,120)
Net assets at date of conveyance	$53,384

During the nine months ended September 30, 2004, 3,819 Mill LP common units were redeemed on a one-for-one basis for shares of TMC common stock.  In June 2004, 170 common units of Mills LP were issued in connection with a land purchase with an agreed value of $7,500.

9. DISTRIBUTIONS DECLARED

The Company declared the following distributions during the nine months ended September 30, 2004.

Per Unit
Declared February 19, 2004; record date April 23, 2004; paid May 3, 2004:
Common units	$0.595
Series B preferred units	$0.563
Series C preferred units	$0.563
Series D preferred units	$0.547
Series E preferred units	$0.547
Declared May 20, 2004; record date July 23, 2004; paid August 2, 2004:
Common units	$0.595
Series B preferred units	$0.563
Series C preferred units	$0.563
Series D preferred units	$0.547
Series E preferred units	$0.547
Declared September 14, 2004; record date October 22, 2004; paid November 1, 2004:
Common units	$0.595
Series B preferred units	$0.563
Series C preferred units	$0.563
Series D preferred units	$0.547
Series E preferred units	$0.547
Series F preferred units	$13.130

THE MILLS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per unit)

10. SUBSEQUENT EVENT

On October 15, 2004, the Company completed the purchase of an approximately 50% membership interest in nine regional mall properties from General Motors Asset Management (the “GM Portfolio”) for $1,033,000. A portion of the purchase price was funded through (i) $170,000 of existing property debt, (ii) $410,000 from new mortgages on four of the properties and (iii) a portion of the proceeds from a new unsecured term loan. The remainder was funded through borrowings under the unsecured line of credit.

In connection with the purchase of the GM Portfolio on October 15, 2004, the Company received proceeds of $200,000 from a new unsecured term loan of which $155,000 was used in the purchase.  The loan matures on December 15, 2007, unless extended pursuant to the terms of the loan until December 15, 2008. Borrowings under the loan bear interest at LIBOR or a base rate (at the Company’s option) plus an applicable margin based on the Company’s leverage ratio. The margin on LIBOR rate loans varies between 1.40% and 1.70% and between 0.15% and 0.45% on base rate loans. The Company’s unsecured line of credit was also amended to provide for, among other things, an increase in the allowable leverage ratio and permission to incur additional indebtedness.

In October 2004, the construction loan at Colorado Mills, an unconsolidated joint venture, was refinanced with a $170,000 mortgage which bears interest at LIBOR plus 1.78%. The mortgage has a stated maturity date of October 2007 with two one-year extension options. The mortgage is interest-only through maturity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes the financial condition and results of operations of The Mills Corporation (“TMC”) and The Mills Limited Partnership (“Mills LP”) and should be read in conjunction with their individual consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements about our business. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Risk Factors” contained in TMC’s 2003 Annual Report on Form 10-K and Mills LP’s Form 10 filed with the Securities Exchange Commission on April 19, 2004.  Except as otherwise specified or required by the context, together TMC and Mills LP are referred to as “we,” “us” and “our” herein.

Critical Accounting Policies

TMC’s 2003 Annual Report on Form 10-K and Mills LP’s Form 10 contain a discussion of critical accounting policies that include cost capitalization, impairment of real estate assets, revenue recognition and foreign operations.  For the nine months ended September 30, 2004, there were no material changes to these policies.

As described in Note 2 to our consolidated financial statements included elsewhere in this report, effective March 31, 2004, we adopted the provisions of FIN No. 46. As a result, the Madrid Xanadú, Meadowlands Xanadu and Pittsburgh Mills joint ventures were determined to be variable interest entities (“VIE”) and we were determined to be the primary beneficiary.  As of March 31, 2004, net assets totaling $414.6 million which were previously included on our balance sheet as investment in unconsolidated joint ventures were consolidated. The results of VIE operations were accounted for on the equity method through March 31, 2004 and were consolidated effective April 1, 2004. The results of operations attributable to the equity interests of the VIEs not owned by us are included as minority interest in consolidated joint ventures in our statements of income.  In August 2004, Madrid Xanadú became a wholly owned property and is no longer a VIE. Under the terms of our Pittsburgh Mills joint venture agreement if certain events do not occur we have agreed to redeem Kan Am’s equity.

Overview

During the nine months ended September 30, 2004, we acquired one new property, purchased our partner’s interest in another and sold a portion of our interest in two of our existing properties; we continue to manage these properties. In October 2004, we completed our purchase of an approximately 50% interest in nine additional properties, which we also manage.  In addition to expanding our property portfolio, we added two new partners, JP Morgan Fleming Asset Management and General Motors Asset Management.

In November 2004, we opened our first project in Canada, Vaughan Mills, located just outside Toronto.  In August 2004, we celebrated the grand re-opening of Cincinnati Mills. Cincinnati Mills is the culmination of our transformation of the Forest Fair Mall which we acquired in September 2002.

We evaluate each of our centers on an individual basis considering a variety of financial, operational and other factors.  Certain of these factors, including both consolidated and unconsolidated properties, were as follows:

•                  Occupancy at comparable properties increased from 93.8% at September 30, 2003 to 95.3% at September 30, 2004.

•                  Comparable same center tenant sales per square foot rose $21 to $355 for the twelve months ended September 30, 2004 from $334 for the twelve months ended September 30, 2003.

•                  Re-leasing spreads for in-line stores were 12.1% for the nine months ended September 30, 2004, excluding properties in the initial lease up period and those undergoing redevelopment.

•                  Re-leasing spreads for same space anchor stores were 76.6% for the nine months ended September 30, 2004.

Comparisons are made for stabilized properties that we have owned and/or were open for at least two years.  We believe the positive trends in the above described factors reflect the impact of the improving economic environment, as well as our active leasing and re-merchandising activities.

Results of Operations

Our consolidated results of operations often are not comparable from period to period due to the impact of properties opened, acquired and/or sold (“Non-Comparable Operations”) during either period.  In addition, as noted above, the results of VIE operations that have historically been accounted for on the equity method were consolidated effective April 1, 2004. A large portion of the change in our income statement line items is related to growth in the portfolio or the VIE consolidation. The following discussions focus on those properties that we have owned and/or were open for at least two years (“Comparable Operations”).

Comparison for the three months ended September 30, 2004 to the three months ended September 30, 2003

Mills LP net income for the three months ended September 30, 2004 increased $42.8 million to $74.6 million from the comparable period in 2003, primarily due to a gain of $41.8 million on the sale of a portion of our interest in Ontario Mills as compared to a gain of $8.5 million on the sale of a portion of our interests in various centers in 2003. Other factors contributing to the change are discussed below.

TMC net income increased $38.4 million from 2003 to 2004 reflecting the increase in Mills LP net income as well as the impact of TMC’s increased ownership of Mills LP as compared to September 30, 2003.

The following presents items from our unaudited consolidated statements of income that we believe are important in understanding our operations and/or those items that have significantly changed in 2004 compared to 2003.

	Three Months Ended September 30,
	2004	2003	% Change
	(In millions)
Revenues:
Property revenue	$96.5	$92.7	4.1%
Management and other fee income	4.2	4.3	(2.3)%
Total operating revenues	$100.7	$97.0

Operating Expenses:
Property operating expenses	$28.4	$27.8	2.2%
General and administrative expenses	9.9	7.1	39.4%
Depreciation and amortization	29.4	24.2	21.5%
Total operating expenses	$67.7	$59.1

Interest expense	$20.7	$23.2	(10.8)%

Foreign currency exchange gains	$4.9	$1.8	172.2%

Other income (expense), net	$(0.8)	$2.1	(138.1)%

Gain on sales of joint venture interests	$41.8	$8.5	391.8%

Minority interest in consolidated joint ventures	$8.7	$—	N/A

Property revenue increased $3.8 million from 2003 to 2004.  Comparable Operations increased $4.0 million over the prior period of which nearly half was contributed by Mainstreet, our pushcart operation.  Other increases in minimum rent were due to increased occupancy and higher rents.

General and administrative expenses increased $2.8 million from 2003 to 2004.  Much of this increase reflects our continuing efforts to retain, reward and recruit highly qualified, experienced and knowledgeable corporate staff to manage our growing portfolio and the increasing complexities of our business.  The remaining increase is primarily attributable to costs associated with the requirements of the Sarbanes-Oxley Act.

Depreciation and amortization increased $5.2 million from 2003 to 2004.  Nearly two thirds of the increase is attributable to Non-Comparable Operations.  The remaining increase is primarily due to additional assets placed in service during the quarter relating to newly opened anchor stores.

Foreign currency exchange gain increased $3.1 million from 2003 to 2004 as the U.S. dollar weakened against both the euro and the Canadian dollar during the quarter. Foreign currency exchange gains or losses result primarily from re-measuring our investment and advance balances, which are denominated in local currencies and re-measured into the U.S. dollar for reporting purposes.

Other income (expense), net decreased $2.9 million from 2003 to 2004 reflecting increased abandoned project costs and lower interest income.

Minority interest in consolidated joint ventures includes our partners’ equity in the results of the joint ventures and the attribution to us, as primary beneficiary, of the elimination of interest and fees against the results of the VIE joint ventures consolidated by us. Such amount reflects management and development fees totaling $9.0 million.

Gain on sale of partnership interests in 2004 reflects a $41.8 million gain recognized upon the sale of a partnership interest in Ontario Mills in August 2004 compared to a gain of $8.5 million on the conveyance of joint venture interests in certain centers in August 2003.

Unconsolidated joint ventures

Combined net income for our unconsolidated joint ventures increased $7.8 million or 228.8%.  Operating income increased $8.1 million primarily attributable to recently acquired, opened or conveyed joint ventures.

The following highlights items from the unaudited combined condensed results of our unconsolidated joint ventures, which we believe are important in understanding their operations and/or those items that significantly changed in 2004 compared to 2003.

	Three Months Ended September 30,
	2004	2003	% Change
	(In millions)

Operating revenues	$103.9	$90.6	14.7%

Operating expenses	$34.5	$29.5	16.9%

Depreciation and amortization	$30.2	$29.9	1.0%

Interest expense	$30.4	$30.6	(0.7)%

Our equity in earnings	$7.6	$4.8	58.3%

The variances in the items noted above are primarily due to recently acquired, opened or conveyed joint ventures.

Comparison for the nine months ended September 30, 2004 to the nine months ended September 30, 2003

Mills LP net income for the nine months ended September 30, 2004 increased $40.4 million to $147.7 million from the comparable period in 2003, primarily due to gains of $77.0 million on the sales of joint venture interests in 2004 compared to a gain of $8.5 million in 2003. Other factors contributing to the change are discussed below.

TMC net income increased $43.1 million from 2003 to 2004 reflecting the increase in Mills LP net income as well as the impact of TMC’s increased ownership of Mills LP as compared to September 30, 2003.

The following presents items from our unaudited consolidated statements of income which we believe are important in understanding our operations and/or those items which have a significant change in 2004 compared to 2003.

	Nine Months Ended September 30,
	2004	2003	% Change
	(In millions)
Revenues:
Property revenue	$279.3	$237.6	17.6%
Management and other fee income	12.1	12.9	(6.2)%
Total operating revenues	$291.4	$250.5

Operating Expenses:
Property operating expenses	$83.9	$71.2	17.8%
General and administrative expenses	26.7	16.3	63.8%
Depreciation and amortization	85.4	57.8	47.8%
Total operating expenses	$196.0	$145.3

Interest expense	$62.6	$53.4	17.2%

Foreign currency exchange (losses) gains	$(2.5)	$24.9	(110.0)%

Other income, net	$1.2	$6.3	(81.0)%

Gain on sales of joint venture interests	$77.0	$8.5	805.9%

Minority interest in consolidated joint ventures	$20.1	$—	N/A

Property revenue increased $41.7 million from 2003 to 2004.  Comparable Operations increased $8.4 million over the prior period of which nearly half was contributed by Mainstreet, our pushcart operation. Other increases in minimum rent were due to increased occupancy and higher rents.  Offsetting these increases was lower tenant lease buy out income in 2004.

Property operating expenses, including recoverable from tenants and other operating expenses, increased $12.7 million from 2003 to 2004.  The increase is principally related to Non-Comparable Operations.

General and administrative expenses increased $10.4 million from 2003 to 2004. Much of this increase reflects our continuing efforts to retain, reward and recruit highly qualified, experienced and knowledgeable corporate staff to manage our growing portfolio and the increasing complexities of our business.  The principal components of the remaining increase are employee bonuses, director fees and costs associated with the requirements of the Sarbanes-Oxley Act.

Depreciation and amortization increased $27.6 million from 2003 to 2004.  The increase is primarily attributable to Non-Comparable Operations with the remaining increase relating to additional assets placed in service as a result of newly opened anchor stores during 2004.

Interest expense increased $9.2 million from 2003 to 2004 with Non-Comparable Operations accounting for $7.5 million of the increase. The remaining increase was principally attributable to higher average outstanding balances on our line of credit.

Foreign currency exchange (losses) gains decreased $27.4 million from 2003 to 2004 as the U.S. dollar continued to strengthen against both the euro and the Canadian dollar. Foreign currency exchange losses or gains result primarily from re-measuring our investment and advance balances which are denominated in local currencies and re-measured into the U.S. dollar for reporting purposes.

Other income, net decreased $5.1 million from 2003 to 2004 reflecting increased abandoned projects costs and lower interest income.

Gain on sale of partnership interests reflects a $35.2 million gain recognized on the sale of a joint venture interest in Opry Mills and a $41.8 million gain recognized on the sale of a partnership interest in Ontario Mills in 2004 as compared to a gain of $8.5 million on the conveyance of joint venture interests in certain centers in 2003.

Minority interest in consolidated joint ventures includes our partners’ equity in the results of the joint ventures and the attribution to us, as primary beneficiary, of the elimination of interest and fees against the results of the VIE joint ventures consolidated by us.  Such amount reflects management and development fees of $13.5 million and interest income of $7.1 million.

Unconsolidated joint ventures

Combined net income for our unconsolidated joint ventures increased $7.7 million or 36.9%.  Operating income increased $27.7 million offset by an increase in interest expense of $19.4 million, both of which are primarily attributable to recently acquired, opened or conveyed joint ventures.

The following highlights items from the unaudited combined condensed results of our unconsolidated joint ventures, which we believe are important in understanding their operations and/or those items which have a significant change from 2004 compared to 2003.

	Nine Months Ended September 30,
	2004	2003	% Change
	(In millions)

Operating revenues	$321.2	$245.7	30.7%

Operating expenses	$103.7	$74.4	39.4%

Depreciation and amortization	$98.5	$80.0	23.1%

Interest expense	$97.1	$77.7	25.0%

Our equity in earnings	$19.0	$15.8	20.3%

Operating revenues increased $75.5 million from 2003 to 2004, of which $70.8 million was attributable to recently acquired or opened unconsolidated joint ventures. The remaining increase consisted primarily of increased pushcart income and tenant lease buyout income.

Operating expenses increased $29.3 million from 2003 to 2004, of which $23.6 million was attributable to recently acquired or opened unconsolidated joint ventures. The remaining increase consisted primarily of increased allowances for tenant receivables.

Depreciation and amortization increased $18.5 million from 2003 to 2004, primarily due to recently acquired or opened unconsolidated joint ventures.

Interest expense increased $19.4 million from 2003 to 2004, primarily due to the recently acquired or opened unconsolidated joint ventures.

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

TMC conducts all of its operations through TMLP.  In addition, the minority interest in TMLP is convertible on a one for one basis into TMC common stock.  Accordingly, we present FFO data for both TMC and TMLP.  Management uses FFO to measure operating performance of our business and as one of several criteria to determine performance based bonuses.  Preparation and disclosure of this measure assists us and the users of both TMC’s and TMLP’s financial statements in analyzing the performance of both entities.  However, FFO and FFO per share are not measures of financial performance under GAAP and should not be considered measures of liquidity, an alternative to net income or an indicator of any other performance measure determined in accordance with GAAP.  Investors and potential investors in our securities should not rely on these measures as a substitute for any GAAP measure, including net income or net income per share.

The following reconciles net income, which is considered to be the most comparable GAAP measure to FFO. We urge the users of our financial statements, including investors and potential investors in our securities, to carefully review the following reconciliation (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
TMC Net Income	$63.9	$25.4	$126.4	$83.3
Add:
Depreciation and amortization	27.9	23.4	81.1	55.6
Equity in depreciation and amortization	14.2	14.9	48.5	39.0
Deduct:
Gain on sale of joint venture interest	(41.8)	(8.5)	(77.0)	(8.5)
Foreign currency exchange gains (losses)	(4.9)	(1.8)	2.5	(24.9)
Equity in foreign currency exchange gains (losses)	(0.3)	0.1	(0.2)	(1.2)
Mills LP minority interest share of above adjustments	0.7	(5.4)	(7.7)	(12.7)
TMC FFO	59.7	48.1	173.6	130.6
Add minority interest reflected as common equity in Mills LP	10.0	11.9	29.0	36.8
Mills LP FFO	69.7	60.0	202.6	167.4
Less preferred unit distributions	(11.6)	(8.1)	(30.1)	(19.4)
FFO available to Mills LP common unit holders	$58.1	$51.9	$172.5	$148.0

Liquidity and Capital Resources

Our primary sources of short term liquidity are tenant leases that generate net positive cash flow from our operating properties. For the nine months ended September 30, 2004, our consolidated properties generated net positive cash flow of $130.5 million from operating activities and we received $64.8 million in distributions from our unconsolidated joint ventures.  We anticipate these sources will be sufficient to fund our annual debt service requirements, recurring capital expenditures and dividend/distribution payments to our equity holders. Our $500 million unsecured line of credit is available to fund short term cash needs that may arise due to the timing of cash receipts and disbursements.

Our unsecured line of credit is used primarily to fund development activities, acquisition and/or capital expenditures until long term funding is in place. Long term funding for development and construction activities is generally provided through partner equity contributions and construction loans potentially supplemented by local municipality financing, land sales or other agreements.

At September 30, 2004, consolidated cash and cash equivalents totaled $88.7 million and availability under our unsecured line of credit was $487.9 million. Cash and cash equivalents exclude restricted cash balances of $45.5 million which are used to pay operating and capital expenditures at certain operating properties and serve as collateral for secured loan facilities. Our unconsolidated joint ventures had combined cash and cash equivalents totaling $80.6 million, excluding restricted cash of $31.5 million.

Financing Activities

In connection with the purchase of an approximately 50% membership interest in nine regional mall properties from General Motors Asset Management (the “GM Portfolio”), on October 15, 2004, we received proceeds of $200.0 million from a new unsecured term loan of which $155.0 million was used in the purchase.  The loan matures on December 15, 2007, unless extended pursuant to the terms of the loan until December 15, 2008. Borrowings under the loan bear interest at LIBOR or a base rate (at our option) plus an applicable margin based on our leverage ratio. The margin on LIBOR rate loans varies between 1.40% and 1.70% and between 0.15% and 0.45% on base rate loans. Our unsecured line of credit was also amended to provide for, among other things, an increase in the allowable leverage ratio and permission to incur additional indebtedness.

In October 2004, the construction loan at Colorado Mills, an unconsolidated joint venture, was refinanced with a $170.0 million mortgage which bears interest at LIBOR plus 1.78%. The mortgage has a stated maturity date of October 2007 with two one-year extension options. The mortgage is interest-only through maturity and is not guaranteed by the Company.

Net cash provided by financing activities was $31.7 million for the nine months ended September 30, 2004.

Debt transactions:

In April 2004, the construction loan at Discover Mills, an unconsolidated joint venture, was amended and componentized into a $119.4 million mortgage and a $42.6 million mezzanine loan.  Interest rate swaps fix the interest rate on the mortgage at 3.44% through March 2005, 5.04% from April 2005 through March 2006 and 6.28% through maturity on a notional amount of $110.5 million. Interest rate swaps fix the interest rate on the mezzanine loan at 4.69% through March 2005, 6.29% from April 2005 through March 2006 and 7.53% through maturity on a notional amount of $39.5 million. Both loans mature in April 2007 and have one-year extension options. The loans are fully guaranteed by us.  The guaranty may be reduced with the achievement of certain performance measures.

In February 2004, Vaughan Mills, an unconsolidated joint venture, obtained a construction loan with a total commitment of C$190.0 million ($149.7 million as of September 30, 2004).   The loan bears interest at CDOR plus 2.25%, matures in March 2006 and has a one-year extension option.  The loan is guaranteed 50% by us.  The guaranty may be reduced with the achievement of certain performance measures. As of September 30, 2004, $110.7 million had been drawn on the loan.

In February 2004, we refinanced the construction loan at Cincinnati Mills and increased the commitment to $122.0 million.  The loan matures in February 2007 and provides for two one-year extensions. The interest rate is LIBOR plus 2.00%. Interest rate swaps fix the interest rate at 4.42% through November 2004 and 5.88% from December 2004 through October 2006 on a notional amount of $57.0 million.  The loan is fully guaranteed by the Company but the guaranty is reduced when certain performance measures are achieved. At September 30, 2004, $102.0 million had been drawn on the loan.

In January 2004, we obtained a $58.8 million mortgage for the Westland Mall acquisition. The mortgage bears interest at 4.95% and is interest-only through February 2007. Thereafter, it amortizes on a 30-year schedule with a balloon payment due in February 2011.

In January 2004, all but $1.4 million of Concord Mills Marketplace’s construction loan was repaid with a $16.4 million mortgage. The mortgage bears interest at 5.76% and is amortizing on a 30-year schedule with a balloon payment due in February 2014.  The maturity of the construction loan was extended through December 2004.

Equity Transaction:

In August 2004, we sold 316,250 shares of 6.75% Series F Convertible Cumulative Redeemable Preferred Stock in an offering made under Rule 144A of the Securities Act to qualified institutional buyers generating net proceeds of $306.7 million. The proceeds were used to reduce borrowings under our unsecured line of credit.

Investing Activities

On October 15, 2004, we completed the purchase of the GM Portfolio for $1.033 billion. A portion of the purchase price was funded through (i) $170.0 million of existing property debt, (ii) $410.0 million from new mortgages on four of the properties and (iii) a portion of the proceeds from a new unsecured term loan. The remainder was funded through borrowings under the unsecured line of credit.

Net cash used in investing activities during the nine months ended September 30, 2004 was $89.3 million including distributions received from our unconsolidated joint ventures of $64.8 million. Our unconsolidated joint ventures also invested in development costs and capital expenditures.

Investment transactions

In August 2004, we acquired our partner’s interest in Madrid Xanadú for an initial price of €36.7 million ($45.4 million).  The price is subject to adjustment over the next two years based on a formula.

In August 2004, along with Kan Am, we sold an approximately 50% joint venture interest in Ontario Mills to a commingled fund advised by JP Morgan Fleming Asset Management for $170.3 million. The joint venture interest sold consisted of Kan Am’s entire interest and a portion of our interest. We retained an approximately 50% interest in the property. Of the total proceeds, we received $50.7 million and recognized a gain of $41.8 million on our portion of the sale.

In June 2004, we issued 170 Mills LP common units to acquire a parcel of land in Woodbridge, VA with an agreed value of $7.5 million.  The land was simultaneously contributed to a newly formed joint venture, Potomac Town Center Limited Partnership.

In March 2004, we conveyed for $68.9 million an approximately 50% joint venture interest in Opry Mills to Kan Am Grund, an affiliate of Kan Am, resulting in a gain of $35.2 million.

In January 2004, we acquired Westland Mall near Miami, Florida for $78.8 million, excluding transaction costs.

Recently Opened Projects

In November 2004, we opened our first project in Canada, Vaughan Mills, which is located just outside Toronto.

In August 2004, we completed the redevelopment of Cincinnati Mills marking the event with a grand re-opening celebration.  This was the first project in which we acquired an existing property and transformed it into a Mills Landmark center.

Projects Under Construction

Pittsburgh Mills is proceeding on schedule with its grand opening slated for summer of 2005. We continue to anticipate closing a construction loan in the fourth quarter 2004.  Several other construction projects are underway at our operating properties including both renovation and redevelopment activities.

Projects Under Development

In October 2004, we signed the ground lease for Meadowlands Xanadu. The ground lease requires an initial payment of $160.0 million, which we anticipate will be made in December 2004. Hartz Mountain Industries, Inc. (“Hartz”) continues to pursue litigation attempting to block the development. We do not believe such attempts will have any material affect on our ability to develop the project. In May 2004, a division of the Superior Court of New Jersey rejected a claim by Hartz that the New Jersey Sports and Exposition Authority (“NJSEA”) lacked the statutory authority to allow retail development of the Continental Arena site. Hartz has requested that the Supreme Court of New Jersey review the decision and has several other appeals pending.

In June 2004, we renegotiated our Meadowlands Xanadu joint venture agreement with Kan Am. Under the agreement, Kan Am agreed to eliminate its right to require us to redeem their equity in the event a construction loan was not obtained by June 2005; we agreed to provide construction financing if third party financing is not obtained and the interest rate was increased retroactively on funds we advanced to the project.  The renegotiated agreement also provided for the immediate payment to us of a non-refundable development fee on the project.  Through September 30, 2004, Kan Am had contributed $197.0 million and we had contributed $68.7 million.

Several other projects are at various stages in the development due diligence process.  While we currently believe these projects will ultimately be completed, we cannot assure you that they actually will be constructed, either on schedule or on budget, or that they will have any particular level of operational success or ultimate value or that we will be successful in obtaining the third party debt and/or equity funding necessary to complete the projects.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, on behalf of both TMC and Mills LP, of the effectiveness of our respective disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. Except for the implementation of a new general ledger system on July 1, 2004, there has been no change in our respective internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our respective internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In March 2003, Hartz Mountain Industries, Inc. (“Hartz”) filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the New Jersey Sports and Exposition Authority (“NJSEA”) from entering into a contract with the Company, Kan Am and Mack-Cali Realty Corporation (the “Partnership”) for the redevelopment of the Continental Arena site.  In May 2003, the court denied Hartz’s request for an injunction and dismissed its suit for failure to exhaust administrative remedies.  In June 2003, the NJSEA held hearings on Hartz’s protest, and on a parallel protest filed by another rejected developer, Westfield, Inc. (“Westfield”).  On September 10, 2003, the NJSEA ruled against Hartz’s and Westfield’s protests.  Hartz, Westfield and four taxpayers thereafter filed appeals from the NJSEA’s final decision.  In January 2004, Hartz and Westfield also appealed the NJSEA’s approval and execution of the formal redevelopment agreement with the Partnership.  By decision dated May 14, 2004, the Appellate Division of the Superior Court of New Jersey rejected Hartz’s contention that the NJSEA lacks statutory authority to allow retail development of its property.   Hartz has requested that the Supreme Court of New Jersey review the Appellate Division’s decision, and several appeals filed by Hartz, Westfield and others, including certain environmental groups, that challenge certain approvals received by the Partnership from the NJSEA, the New Jersey Meadowlands Commission (“NJMC”) and the New Jersey Department of Environmental Protection (“NJDEP”), remain pending before the Appellate Division.  The trial court has completed the further proceedings on Hartz’s request for public records as directed by the Appellate Division.  Hartz has appealed the trial court’s decision on public records to the Appellate Division, and that appeal is scheduled for oral argument on November 10, 2004.  Hartz has asked to present additional facts to the NJSEA in support of its bid protest and it is anticipated the NJSEA will give Hartz an opportunity to do so at a hearing to be scheduled upon the completion of Hartz’s Open Public Records Act appeal.  The Company believes that its proposal and the planned project fully comply with applicable laws, and intends to continue its vigorous defense of its rights under the executed Redevelopment Agreement and recently executed Ground Lease.  The Company does not believe that the pending appeals will have any material affect on its ability to develop the project.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information required by this item has been previously filed on a Current Report on Form 8-K filed with the SEC on August 27, 2004.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a) The Exhibit Index attached hereto is incorporated by reference to these items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

THE MILLS CORPORATION
Dated: November 9, 2004
	By:	/s/ Mary Jane Morrow
Mary Jane Morrow
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant’s Principal Financial Officer)

THE MILLS LIMITED PARTNERSHIP
Dated: November 9, 2004
	By:	The Mills Corporation, its general partner

/s/ Mary Jane Morrow
Mary Jane Morrow
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as the Registrant’s Principal Financial Officer)

(3)                                 Exhibits

Exhibit Number	Description
3.1

Certificate of Designations designating The Mills Corporation’s 6.75% Series F Convertible Cumulative Redeemable Preferred Stock, Liquidation Preference $1,000.00 Per Share, Par Value $0.01 Per Share (incorporated by reference to Exhibit 3.1 of The Mills Corporation’s Current Report on Form 8-K, filed August 27, 2004).

4.1

Form of certificate evidencing 6.75% Series F Convertible Cumulative Redeemable Preferred Stock, Liquidation Preference $1,000.00 Per Share, Par Value $0.01 Per Share (incorporated by reference from Exhibit A of the Certificate of Designations designating The Mills Corporation’s 6.75% Series F Convertible Cumulative Redeemable Preferred Stock, Liquidation Preference $1,000.00 Per Share, Par Value $.01 Per Share, filed as exhibit 3.1 hereto).

4.2

Registration Rights Agreements, dated as of August 23, 2004, by and among The Mills Corporation, Morgan Stanley & Co., Incorporated and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.2 of The Mills Corporation’s Current Report on Form 8-K, filed August 27, 2004).

10.1

Contribution, Purchase and Sale Agreement dated as of August 16, 2004 by and between Super Regional Holdings I LLC and Super Regional Holdings II LLC, as Seller, and The Mills Limited Partnership, as Purchaser.

10.2	Restricted Stock Unit Agreement dated as of September 9, 2004 by and between The Mills Corporation and Mark Ettenger.
10.3	Form of Stock Appreciation Right Award.
10.4	Form of Stock Option Agreement for Outside Directors Pursuant to 2004 Stock Incentive Plan.
10.5	Form of Restricted Stock Agreement for Outside Directors Pursuant to 2004 Stock Incentive Plan.
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for The Mills Corporation.
31.1	Section 302 Certification by the Chief Executive Officer of The Mills Corporation.
31.2	Section 302 Certification by the Chief Financial Officer of The Mills Corporation.
31.3	Section 302 Certification by the Chief Executive Officer of The Mills Corporation, in its capacity as general partner of The Mills Limited Partnership.
31.4	Section 302 Certification by the Chief Financial Officer of The Mills Corporation, in its capacity as general partner of The Mills Limited Partnership.
32.1	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer of The Mills Corporation.
32.2	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer of The Mills Corporation, in its capacity as general partner of The Mills Limited Partnership.