Form 10-K
period 2004-12-31
MILLS LIMITED PARTNERSHIP; MILLS CORP
filed 2005-03-31
CIK 1142028, 914713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Numbers: 001-12994 and 000-50694

THE MILLS CORPORATION
THE MILLS LIMITED PARTNERSHIP

(Exact name of registrants as specified in their charters)

Delaware Delaware	52-1802283 52-1873369
(State or other jurisdiction of incorporate or organization)	(I.R.S. Employer Identification Numbers)
1300 Wilson Boulevard, Suite 400, Arlington, VA	22209
(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number, including area code: (703) 526-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	New York Stock Exchange
Series B cumulative redeemable preferred stock, $0.01 par value	New York Stock Exchange
Series C cumulative redeemable preferred stock, $0.01 par value	New York Stock Exchange
Series E cumulative redeemable preferred stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Common Units of Limited Partnership Interest

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrants were required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days.

The Mills Corporation	Yes ☒ No ☐
The Mills Limited Partnership	Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2).

The Mills Corporation	Yes ☒ No ☐
The Mills Limited Partnership	Yes ☐ No ☒

As of June 30, 2004, the aggregate market value of the 54,276,872 shares of Common Stock, par value $0.01 per share, of The Mills Corporation held by non-affiliates was $2,534,729,922 based upon the closing price of $46.70 per share on the New York Stock Exchange composite tape on such date. As of June 30, 2004, the aggregate market value of the 10,185,987 Common Units of Limited Partnership interest of The Mills Limited Partnership held by non-affiliates and exchangeable on a one-for-one basis for shares of The Mills Corporation Common Stock was $475,685,593 based upon the closing price of The Mills Corporation Common Stock of $46.70 per share on the New York Stock Exchange composite tape on such date.

As of March 24, 2005, 55,693,710 shares of Common Stock, par value $.01 per share, of The Mills Corporation and 64,661,204 Common Units of limited partnership interest of The Mills Limited Partnership were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of The Mills Corporation’s definitive proxy statement for its 2005 annual shareholders’ meeting are incorporated by reference into Part III of this Form 10-K.

THE MILLS CORPORATION
THE MILLS LIMITED PARTNERSHIP

Annual Report on Form 10-K
December 31, 2004
TABLE OF CONTENTS

PART I

Cautionary Statement

Statements contained in this Form 10-K and the information incorporated by reference herein may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements include, among others, statements regarding our future liquidity needs and availability of capital, expectations regarding our development projects (including future expenditures), environmental conditions of our properties, asset management strategy, adequate insurance coverage, ability to renew leases or re-lease space, and dealings with our joint venture partners.

Readers can identify forward-looking statements by the use of words such as, but not limited to, “may,” “plan,” “will,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” “intend” or “continue” or the negative or other variations of comparable terms. We intend such forward-looking statements to be covered by the safe harbor provisions applicable to forward-looking statements contained in Section 21E of the Exchange Act. These statements, none of which is intended as a guarantee of performance, are subject to certain assumptions, risks and uncertainties, which could cause our actual future results, achievements or transactions to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the Securities and Exchange Commission, or the SEC. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in the section entitled “Risk Factors” in this Form 10-K. These factors include, among others:

•       international, national and local economic, business and real estate conditions that could, among other things, affect:

•        supply and demand for retail space and retail properties,

•        the business and economic cycles, including the effect on demand for retail space and the creation of new retail real estate developments,

•        availability and creditworthiness of tenants,

•        interest rate levels, and

•        exchange rates between the US dollar and foreign currencies in countries where we have investments;

•       adverse changes in the real estate market, including, among other things:

•        the extent of tenant bankruptcies, financial difficulties and defaults,

•        the extent of future demand for retail space and barriers to entry into markets that we may seek to enter in the future, and

•        our ability to identify and consummate acquisitions on favorable terms;

•       risks associated with the development, acquisition and operation of retail properties, including risks that the development of the project may not be completed on schedule, that we may not be able to lease available space to tenants at favorable rental rates, that tenants will not take occupancy or pay rent in accordance with their leases, or that development costs may be greater than anticipated;

•       availability of financing for our development and redevelopment projects or acquisition activities;

•       our ability to maintain our status as a real estate investment trust, or REIT, for federal and state income tax purposes;

•       our ability to raise capital at all or at reasonable rates;

•       our ability to obtain insurance at all or at a reasonable cost;

•       the effect of any terrorist activity or other heightened geopolitical risks;

•       governmental actions and initiatives; and

•       environmental/safety requirements.

We undertake no duty or obligation to publicly announce any revisions to, or updates of, these forward-looking statements that may result from future events or circumstances.

Introductory Note

This Form 10-K includes information with respect to both The Mills Corporation, or TMC, and The Mills Limited Partnership, or Mills LP, of which TMC is the sole general partner and in which TMC owned a 1.00% general partner interest and a 85.12% limited partner interest as of December 31, 2004. Separate financial statements and accompanying notes are provided for each of TMC and Mills LP. Except as specifically noted otherwise, all other items are presented with respect to both TMC and Mills LP. TMC conducts all of its business and owns all of its properties through Mills LP and Mills LP’s various subsidiaries. As the general partner of Mills LP, TMC has the exclusive power to manage the business of Mills LP, subject to certain limited exceptions.

Except as otherwise required by the context, together TMC and Mills LP are referred to in this Form 10-K as “we,” “us,” and “our.”

Restatement of Financial Statements

On February 16, 2005, we announced that we would restate previously filed audited financial results to correct accounting primarily relating to our treatment of equity in earnings from joint ventures, the capitalization of interest and certain other costs, and the timing of gains on sales of partnership interests. We have restated our consolidated financial statements for the fiscal years ended December 31, 2002 and 2003, and for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. All applicable financial information contained in this Annual Report on Form 10-K gives effect to these restatements. Consequently, you should not rely upon the financial statements for the abovementioned fiscal periods that have been included in our previous filings with the Securities and Exchange Commission or included in previous announcements.

For information concerning the background of the restatements and the specific adjustments made on an annual and quarterly basis, see “Item 6. Selected Financial Data—Restatement” and the Notes to Consolidated Financial Statements included in “Item 15. Exhibits and Financial Statement Schedules.” We summarized the remedial measures that we identified in the course of the restatement process in “Item 9A. Controls and Procedures.”

Item 1.                        Business

Background

TMC is a fully-integrated, self-managed REIT that provides development, redevelopment, leasing, financing, management and marketing services to its properties through Mills LP and its various subsidiaries. We also hold investments in certain retail joint ventures.

Our portfolio primarily consists of three types of retail and entertainment real estate properties:

•       Mills Landmark Centers—retail and entertainment super-regional shopping centers located in the United States and Canada branded as “Mills”;

•       21st Century Retail and Entertainment Centers—conventional regional shopping centers located in the United States and Canada anchored by traditional department stores and open-air retail and entertainment centers; and

•       International Retail and Entertainment Centers—full-priced retail and entertainment centers located in Europe.

As of December 31, 2004, our portfolio totaled 38 properties and consisted of 17 Mills Landmark Centers, twenty 21st Century Retail and Entertainment Centers and one International Retail and Entertainment Center. Of these, 25 were owned by joint ventures in which we held equity interests (12 Mills Landmark Centers and thirteen 21st Century Retail and Entertainment Centers). In January 2005, we purchased a 50% interest in St. Enoch Centre located in Glasgow, Scotland, an International Retail and Entertainment Center. In March 2005, we acquired 100% of Southdale Center located near Minneapolis, Minnesota and Southridge Mall located near Milwaukee, Wisconsin, adding to our 21st Century Retail and Entertainment Center portfolio. As of December 31, 2004, we also had three wholly-owned community shopping centers, a portfolio of 19 single tenant properties and other related commercial developments. For a description of our existing properties, projects under construction and projects under development, refer to “Item 2. Properties” of this Form 10-K.

We utilize our experience with retail and entertainment centers that combine shopping, entertainment, dining and recreation into a consumer experience to develop Mills-branded shopping centers. We believe that the expertise we have gained through our development of Mills Landmark Centers can be utilized to redevelop, remerchandise and generally improve the retail and entertainment offerings at the regional and international shopping centers we have acquired since 2002.

The following is a brief description of our three types of retail and entertainment real estate properties.

Mills Landmark Centers

Mills Landmark Centers typically contain an average of approximately 1.3 million square feet of gross leasable area, or GLA, 175 to 200 in-line tenants and an average of 16 anchor tenants. Mills Landmark Centers are essentially a hybrid of various retail formats with a diverse tenant base consisting of anchor stores, in-line stores, manufacturer’s outlets, off-price retailers, catalog retailers, “category killers” (which offer a selection of products in one defined merchandise category) and entertainment venues.

The following list is representative of anchors and other tenants at our Mills Landmark Centers:

Anchor Stores	In-line Stores	Manufacturer’s Outlets
• Last Call-Neiman Marcus	• Bath & Body Works	• Liz Claiborne
• Nordstrom Rack	• Build-A-Bear	• Ralph Lauren/Polo
• Off 5th-Saks Fifth Avenue	• The Limited Too	• Tommy Hilfiger

Off-Price Retailers	Catalog Retailers
• Banana Republic Factory Store	• JC Penney
• Bebe Outlet	• J. Crew
• GAP Outlet	• L.L. Bean

Category Killers	Entertainment Venues
• Bass Pro Shops Outdoor World	• AMC Theatres
• Bed, Bath & Beyond	• Dave & Buster’s
• Books-A-Million	• NASCAR Speedpark

Mills Landmark Centers are generally located in large, metropolitan areas with a population of at least one million within a 20 mile radius, median annual household income of $50,000 or greater and steady tourist appeal. The typical physical layout is a “race track” format of stores and ample parking on one level. Mills Landmark Center shoppers typically fit into one of the following categories:

•       they reside within a 15 mile radius of a Mills Landmark Center and use the center as their local regional mall equivalent;

•       they reside within a 15-40 mile radius of a Mills Landmark Center and travel beyond other retail offerings to access the breadth and uniqueness of the tenant mix at a Mills Landmark Center; or

•       they travel from greater distances as part of a planned shopping experience.

During 2004, we added two Mills Landmark Centers to our portfolio—Cincinnati Mills, located in Cincinnati, Ohio, and Vaughan Mills, located near Toronto, Canada. Vaughan Mills is owned through a joint venture arrangement.

We believe our Mills Landmark Center properties have a number of inherent competitive advantages over other retail formats in operation today. These advantages, which are more fully described below, have resulted in the strong operating performance of these properties.

Consumer Draw.   We believe that the critical mass achieved by aggregating 175 to 200 stores and 1.3 million square feet of GLA under one roof, coupled with the distinctive physical characteristics of our Mills Landmark Centers, are the primary reasons our Landmark Centers attract many shoppers and create extended shopping trips. We believe shoppers are attracted to our unique mix of tenants, which includes department stores, in-line stores, manufacturer’s outlets, off-price retailers, catalog retailers, “category killers” and entertainment venues. We believe we have created a shopping environment that is festive and social, with interior designs resembling a “Mainstreet” atmosphere that incorporate staggered store fronts and roof lines, natural lighting and colorful graphic accents. Shopping avenues in our Mills Landmark Centers are interspersed with a variety of food establishments and entertainment courts, further enhancing the entertainment nature of the shopping experience.

Brand Awareness.   We believe that the Mills brand is synonymous with one-of-a-kind value, entertainment and variety of retail offerings. A Mills Landmark Center can be differentiated by the markets we serve and consumers and tourist shoppers we draw.

Attractiveness to Tenants.   We believe tenants are attracted to our Mills Landmark Centers for two main reasons: (a) heavy consumer traffic and the extended length and high productivity of consumer visits, which translate into higher sales levels than at traditional shopping malls; and (b) lower occupancy costs for each of our in-line tenants as a result of lower common area maintenance costs compared to many other retail formats. Lower common area maintenance costs for in-line tenants are a result of several factors, including:

•       Anchor contributions:   with an average of 16 anchor stores at each center, anchor stores make significant contributions to the common area maintenance pools;

•       Low maintenance costs:   one-story construction, smaller concourses and lack of deck parking require less maintenance; and

•       Larger tenant base:   a Mills Landmark Center’s significant in-line tenant square footage results in lower common area maintenance costs per square foot.

Flexibility of Product.   The single-story, simple construction of our typical Mills Landmark Center allows us to reconfigure the property relatively easily in response to changing retail formats. Furthermore, the terms of our anchor leases give us flexibility to establish our preferred merchandise mix and undertake desired remodeling projects. This flexibility allows us to replace underperforming tenants and/or make room for new and exciting retailers, thus keeping the product fresh and enhancing consumer draw.

Barriers to Entry.   We believe that we are the innovator of a retail concept, represented by our Mills Landmark Centers, and that our success has made us one of the leading developers of large-scale value and entertainment-oriented retail projects. We have developed strong relationships with our tenants, giving us a number of competitive advantages in the development process, including the ability to validate project feasibility in the predevelopment stage with tenant commitments and to fulfill significant pre-leasing requirements imposed by construction lenders. In addition, we believe the complexity and significant financial commitment associated with developing a project the size and nature of a Mills Landmark Center deters many potential competitors from developing and operating similar properties.

21st Century Retail and Entertainment Centers

In late 2002, we embarked on a strategy to acquire and reinvigorate traditional regional malls based on our belief that many of these regional malls can be improved through the addition of (a) anchor tenants similar to the ones found at our Mills Landmark properties, (b) enhanced entertainment and dining options and (c) select in-line retailers who are currently tenants at Mills Landmark Centers. Our experience in developing, redeveloping and managing our Landmark Mills Centers has uniquely positioned us to effectively implement these types of changes at open-air retail and entertainment centers and traditional regional malls. With the exception of The Block at Orange, which we developed with KanAm, we have acquired all of our 21st Century Retail and Entertainment Centers as part of this strategy and we are actively engaged in redeveloping or planning to redevelop many of them.

In evaluating a potential acquisition, we focus on quality regional shopping centers that are or have the potential to be dominant in their locations. During 2004, we added ten 21st Century Retail and Entertainment Centers to our portfolio—Westland Mall near Miami, Florida; Stoneridge Mall in Pleasanton, California; Columbus City Center in Columbus, Ohio; Lakeforest Mall in Gaithersburg, Maryland; The Mall at Tuttle Crossing in Columbus, Ohio; Marley Station in Glen Burnie, Maryland; Hilltop Mall in West Contra Costa County, California; Briarwood Mall in Ann Arbor, Michigan; Meadowood Mall in Reno, Nevada; and The Falls in Miami, Florida. We own all of these properties, except for Westland Mall, through joint venture arrangements with General Motors Pension Trust. In March 2005, we added Southdale Center located near Minneapolis, Minnesota and Southridge Mall located near Milwaukee, Wisconsin.

The following list is representative of anchors and other tenants at our 21st Century Retail and Entertainment Centers:

Anchor Stores	In-line Stores	Entertainment Venues
• JC Penney	• Banana Republic	• AMC Theatres
• Macy’s	• Pottery Barn	• Dave & Buster’s
• Saks Fifth Avenue	• Williams-Sonoma
• Sears	• Victoria’s Secret

International Retail and Entertainment Centers

The shopping habits of international shoppers, especially European shoppers, have been traditionally focused almost entirely on “high street” retailers, or those retailers located on primary city streets. Suburban-type retail venues are beginning to appear in and around Western Europe. We believe that there are attractive opportunities to develop and acquire retail real estate in Europe due to a number of factors, including:

•       the lack of retail space per capita in Europe, especially when compared to the retail space per capita in the U.S.;

•       the fragmented nature of retail property ownership;

•       U.S. retailers’ expansion into international markets;

•       the desire of international shoppers for shopping and entertainment experiences similar to those experienced by American shoppers; and

•       the importance of the entertainment aspect of a shopping experience for many international shoppers.

For these reasons, and given our success in developing, re-developing and operating retail malls in the United States that offer a variety of distinctive shopping experiences and entertainment destinations, we saw an opportunity to expand our operations internationally. In May 2003, we opened Madrid Xanadú, located near Madrid, Spain. El Corte Inglés, the largest retailer in Spain, occupies 350,000 square feet of GLA, and the project also has an indoor ski and snowboarding slope. The success of Madrid Xanadú has led to interest by other European cities for similar destination centers. In November 2004, the City of Rome selected us to re-develop the site of the former Mercati Generali into an urban cultural, entertainment and retail center that is anticipated to break ground in 2005.

Pursuant to our international growth strategy, in January 2005, we purchased a 50% interest in St. Enoch Centre located in Glasgow, Scotland and are investigating potential expansion and development opportunities for the property. We continue to explore various other opportunities internationally including additional opportunities in Spain, Italy and the United Kingdom.

Asset Management Strategy

We believe property operating income provided by our existing assets is a stable, predictable source of cash flow from which to fund a portion of our capital needs, including the development and acquisition of new projects, redevelopment of existing projects and the payment of dividends to TMC’s stockholders and distributions to Mills LP’s unitholders. Our assets generally have experienced stable, moderate growth in standard measures of real estate operating performance, such as net operating income, occupancy levels and in-line tenant sales per square foot. We believe these results are attributable to our ability to optimize our tenant mix, actively manage and promote our assets to tenants and consumers and maintain the high standards and physical appearance of our assets while maintaining relatively low tenant occupancy costs.

Optimization of Tenant Mix

We actively manage and lease our properties with the goal of maintaining a tenant mix that continues to appeal to consumers. For example, at Potomac Mills, which opened in 1985, we improved the tenant mix by introducing a number of new anchors and reconfiguring several spaces over the last two years, including:

•       In 2004, AMC Theaters relocated from its then 54,000 square foot space to a newly built 75,000 square foot mall addition. Sears Appliance leased the majority of the former AMC Theater space, leaving three additional spaces available for future in-line tenant use.

•       In 2004, Off Broadway Shoes leased a vacant portion of the former Ikea store. Another portion of the former Ikea store is leased by G-Street Fabrics.

•       In 2003, Steve and Barry’s University Sportswear leased the former Spiegel space and H&M leased the former Sym’s space.

•       The new anchors in the center have helped attract over 57,000 square feet of new in-line tenants, including: American Eagle Outfitters, Anne Klein, Ecco, Hollister Outlet, Hot Topic Outlet, Love Sac, Rave Outlet, Select Comfort and Skechers USA, among others, each of which strengthens the mall’s merchandising mix.

As a result, in 2004, at Potomac Mills, comparable in-line tenant sales and gross in-line tenant sales increased 5.1% and 6.5% respectively, from the previous year.

Active Management and Promotion of Properties to Tenants and Consumers

We actively market our properties and have a centralized marketing program which, among other things, create efficiencies and more consistently communicates our brand message. Benefits of our centralized marketing program include more effective management of our local marketing programs; more in-depth consumer research; more effective property advertising strategies; new websites with data capture and email capability; and portfolio-wide or product-type seasonal, gift card, tourism or other marketing programs.

Development Strategy

Over the next several years, we intend to complete one or more new development, redevelopment or renovation projects per year, depending on market conditions and capital availability. We employ what we consider to be a disciplined approach to the development process. Our in-house development team consists of several experienced officers who are responsible for all aspects of development, including market research, site selection, predevelopment work, construction and tenant coordination. We maintain asset management control throughout the entire development process, including frequent internal reviews of costs and leasing status.

To mitigate development risk, we have adopted a number of procedures, including the following:

•       Site Selection:   Projects are developed in top standard metropolitan statistical areas that are populous, growing and reasonably affluent. We typically select sites within our target markets that have at least one million people within a 20-mile radius. The sites must be well situated and near major transportation arteries. We perform predevelopment work when land is under option to minimize capital exposure.

•       Pre-leasing:   We obtain tenant validation prior to land acquisition and seek to obtain significant pre-leasing commitments prior to construction commencement and financing. We traditionally obtain letters of intent and approvals from at least five to ten key anchor stores indicating their desire to be an integral part of in the project. Typically, a project will be 40-50% pre-leased before construction financing is obtained.

•       Financing:   We maintain a relationship with a network of banks and lending institutions to facilitate construction financing and utilize strategic and financial equity partners to share in the risks and costs, where practicable.

•       International:   We partner with well-established local development, construction or real estate investment companies that know the local market and customs. We also seek strong governmental support prior to beginning our developmental work.

Capital Strategy

To fund our capital needs, which arise mostly from our development, redevelopment and acquisition activities, we have historically used mortgage financing, bridge loans, joint venture equity contributions, cash flow from operations, our line of credit and proceeds from issuances of preferred and/or common equity.

In 2004, we funded a significant amount of our capital needs through our (a) issuance and sale of 316,250 shares of 6.75% Series F convertible cumulative redeemable preferred stock in a private placement generating proceeds of $306.2 million, (b) sale of joint venture equity interests in Ontario Mills, (c) acceptance of joint venture equity contributions for Meadowlands Xanadu, Opry Mills, and Del Amo Fashion Center and (d) refinancing of our line of credit and term loan by entering into a revolving credit agreement with commitments of $1.0 billion and a term loan in the amount of $200 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”

We anticipate that future expenditures including operating expenses, interest expenses and recurring principal payments on outstanding indebtedness, recurring capital expenditures, dividends to stockholders in accordance with REIT requirements and distributions to unitholders, will be provided by cash generated from operations and potential peripheral land sales. We anticipate that future development and non-recurring capital expenditures will be funded from cash from operations, proceeds from land sales, future borrowings, joint venture equity contributions and proceeds from issuances of preferred and/or common equity. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.” Access to such future capital is dependent on many factors outside of our control. We believe that we will have access to additional capital resources sufficient to expand and develop our business and to complete the projects currently under development. If we fail to raise the necessary capital, our immediate and long-term development plans could be curtailed.

Development and Redevelopment Financing

New development projects are typically financed with construction loans, tax increment financing, our line of credit and joint venture partner equity contributions. For development projects, after project openings and project stabilization, the projects are typically refinanced with permanent non-recourse mortgage debt. The following is a description of our capital cycle and the various funding sources used:

Construction Financing.   We typically fund approximately 65% to 75% of the cost of a new development with a construction loan. This financing is generally obtained after a substantial portion of the equity contributions to a project have been made and is based upon the achievement of certain pre-leasing levels. We have relationships with multiple lenders in the construction loan market. Our construction loans generally have terms of three years with extension options for an additional two years. Interest rates typically range from 115 to 175 basis points over LIBOR or EURIBOR. Construction loans are typically guaranteed by us. When KanAm (discussed below in “—Strategic Relationships”) is a partner in a project, we guarantee KanAm’s portion of the construction debt in addition to our own portion. Guarantees and interest rates are generally reduced incrementally after completion of a project based upon the achievement of interest coverage ratios (ranging from 1.0 to 1.5) and certain other criteria.

In addition to construction debt, we historically have obtained tax increment financing to fund infrastructure costs including roads, traffic signals and interstate on and off ramps. This financing generally takes the form of bonds that are issued by the local municipality in which the project is located, with the capital advanced as the infrastructure improvements are constructed. This type of financing is advantageous to us because debt service is typically paid from special tax assessments levied against the project that are passed on to the tenants as part of their contractual leases, or from tax revenues generated by the project and paid by shoppers. We have been successful in obtaining this form of financial assistance because our projects typically create new jobs, generate tax revenue and are therefore beneficial to the municipality.

The remainder of the cost of a development project is funded with equity contributed by us and, if applicable, our joint venture partners. See “Strategic Relationships.” These equity contributions fund the initial development costs prior to the funding of the construction loan. Our share of required equity is funded with cash from operations, including proceeds from land sales, our line of credit, excess proceeds from refinancings, sales of joint venture interests or proceeds from issuances of preferred and/or common equity.

Similar to development projects, our redevelopment projects are funded with cash from operations, construction loans, refinancings, tax increment financing, our line of credit, joint venture partner equity contributions and proceeds from issuances of preferred and/or common equity.

Permanent Financing.   After a new development project opens and stabilizes, which typically occurs within 36 months of opening, we generally refinance the construction loan with permanent non-recourse mortgage debt. We have found that the financial stability of our tenants and the stable nature of property cash flows make our projects attractive collateral for a number of real estate lenders, including commercial banks, life insurance companies and investment banks (in the form of commercial mortgage-backed securitizations). We intend to permanently finance our future projects, including our redevelopment projects, in a similar manner.

Acquisition Financing

Our acquisitions to date have been financed using our line of credit, proceeds from issuances of preferred and/or common equity, permanent non-recourse mortgage debt and joint venture partner equity contributions. In the event we consummate future acquisitions, we anticipate using similar financing sources, although there can be no assurance that these sources of financing will be available to us on reasonable terms or at all.

Strategic Relationships

We have formed strategic relationships with certain developers and equity partners. Historically, these relationships have served as a source of equity for development projects, mitigated development risk and competition and provided assistance in the identification of new development opportunities and the development and expansion of lender relationships. The following is a brief description of our strategic partnerships. See “Item 2. Properties—Our Joint Venture Operating Properties” for a table that summarizes the material terms of each of the joint ventures discussed below.

KanAm/KanAm Grund

We have a long-standing relationship with KanAm, a German syndicator of closed and open-end real estate funds, and its affiliates, which we refer to collectively as KanAm. Since its inception in 1978, KanAm has invested and managed a portfolio valued at approximately $10 billion in the United States and Europe on behalf of private and institutional investors through publicly offered real estate funds and private placements. Since 1994, KanAm has invested approximately $1 billion in equity in various projects with us. As of December 31, 2004, through closed end funds, KanAm has  investments in the following properties:

Operating Properties	Construction Projects
Arundel Mills	Meadowlands Xanadu
Colorado Mills	Pittsburgh Mills
Concord Mills
Discover Mills
Grapevine Mills
Katy Mills
St. Louis Mills
The Block at Orange

In addition to these investments, as of December 31, 2004, KanAm owned approximately 1.23% of the common partnership units of Mills LP. Each unit is exchangeable under specified circumstances for, at our option, the cash equivalent of a share of our common stock or a share of our common stock. Currently, three of the thirteen members of our board of directors are principals of KanAm.

KanAm Grund, a KanAm affiliate, manages German syndicated open-end real estate funds, which typically invest in stabilized real estate properties as opposed to development projects. Pursuant to a written agreement, both KanAm’s closed-end funds and KanAm Grund’s open-end funds currently make their retail real estate investments in the United States exclusively through us. As of December 31, 2004, KanAm Grund held an approximate 50% equity interest in each of Great Mall of the Bay Area and Opry Mills.

Our KanAm joint venture agreements typically provide for the following material economic terms and rights:

•       preferred returns of 9% (11% in limited instances) on each partner’s capital contribution;

•       distribution of operating cash flow based on the partners’ residual sharing percentages after payment of preferred return;

•       distribution of proceeds upon a major capital event (such as a sale of the property or receipt of proceeds from a refinancing) to the partners so that the partners will receive, in the following order, (a) their respective accumulated but unpaid preferred returns, (b) their unreturned capital contributions and (c) the remaining cash, if any, based on their residual sharing percentages; and

•       management by us of the property, subject to KanAm’s approval on various major decisions such as the refinancing or sale of a property.

Ivanhoe Cambridge

In November 2004, we opened Vaughan Mills located near Toronto, Canada. Vaughan Mills was the first project we developed jointly with Ivanhoe Cambridge pursuant to a Master Agreement entered into in October 1999. Under this Master Agreement, we agreed to examine the feasibility of jointly acquiring, developing, constructing, owning and operating one or more Mills Landmark Centers in the Provinces of Ontario, Quebec, Alberta and/or British Columbia or one or more Block projects in any Province in Canada. The agreement generally provides that when Ivanhoe Cambridge jointly develops a site with us, the parties will hold their interests as tenants-in-common having equal interests. It also restricts either party from developing a Mills Landmark Center in the four specified Provinces or from developing a Block project anywhere in Canada without first offering to the other party the right to participate equally in the development. The agreement also prohibits either party from developing a Mills Landmark Center within a fifty mile radius of any project developed by the parties in Canada, and from developing any project having a GLA in excess of 400,000 square feet within a ten mile radius of any project developed by the parties unless the individually developed project is approved by the other party. The term of this Master Agreement extends through December 31, 2015, unless otherwise agreed by the parties.

In January 2005, we expanded our relationship with Ivanhoe Cambridge beyond North America by becoming a 50-50 partner in the acquisition of St. Enoch Centre in Glasgow, Scotland.

GM Trusts

In August 2004, we purchased an approximate 50% managing member LLC interest in nine regional mall properties from GM Trusts (defined herein as comprised of G.M. Hourly and U.S. Salaried pension plans and certain current and formerly affiliated pension plans) which through its affiliates, currently manages over $148 billion in total assets for affiliated and unaffiliated clients. The nine regional mall properties jointly owned are:

•       Briarwood Mall in Ann Arbor, Michigan;

•       Columbus City Center in Columbus, Ohio;

•       The Falls, Miami, Florida.

•       Hilltop Mall in West Contra Costa County, California;

•       Lakeforest Mall in Gaithersburg, Maryland;

•       The Mall at Tuttle Crossing in Columbus, Ohio;

•       Marley Station in Glen Burnie, Maryland;

•       Meadowood Mall, Reno, Nevada; and

•       Stoneridge Mall in Pleasanton, California.

Our joint venture agreements with GM Trusts provides for the following material economic terms and rights:

•       distributions of available cash flow at least once per calendar month paid in the following order of priority: first, to repay any partner loans advanced to the joint venture in an amount equal to the partners’ percentage of total loans made; and second, to each partner in an amount equal to their percentage of contributed capital;

•       management by us of the property subject to GM Trusts approval of various major decisions, including, but not limited to, refinancing or sale of a property;

•       as the managing member of the joint ventures, we receive leasing and property management fees in accordance with the management agreement; and

•       funds required for any redevelopment at any property will be provided by both GM Trusts and us, in proportion to our ownership interests in the relevant joint ventures.

Competition

We believe that our direct competitors are other publicly traded retail mall development and operating companies, various other private and public retail commercial property developers, retail real estate companies, and other owners of retail real estate that engage in similar businesses. We compete with these companies for development opportunities, potential acquisition of properties, retail tenants and shoppers. All of our properties are located in populous areas that have other shopping centers and retail facilities and, as a result, we often confront intense competition in attracting shoppers and retailers alike. In addition, our properties compete with the same shopping alternatives that other retailers face, including full-price malls, e-commerce, outlet malls, discount shopping clubs or centers, catalog companies and home shopping networks. The intense competition for development and acquisition opportunities, retailers and shoppers may materially adversely affect our acquisition and development strategies, level of rents we can obtain, operating results and financial condition. We believe, however, that due to our size, management experience, operating experience, ability to attract key retailers and innovative mix of shopping and entertainment, we will be able to meet competition in the retail real estate industry.

Seasonality

The regional shopping center industry is seasonal in nature, with mall tenant sales peaking in the fourth quarter due to the holiday season. As a result, a substantial portion of percentage rent is not paid until the fourth quarter. Furthermore, most new lease-up occurs towards the later part of the year in anticipation of the holiday season and most vacancies occur toward the beginning of the year. In addition, the majority of temporary tenants take occupancy in the fourth quarter. Accordingly, cash flow and occupancy levels are generally lowest in the first quarter and highest in the fourth quarter. This seasonality also impacts the quarter-by-quarter results of net operating income and funds from operations, although this impact is largely mitigated by recognizing minimum rent on a straight-line basis over the term of related leases.

Environmental Matters

We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Prior to purchasing a property or starting ground-up development, the relevant property is subjected to a Phase I audit, which involves a review of publicly available information and general property inspections, but does not necessarily involve soil sampling or ground water analysis, completed by an environmental consultant. When recommended by the Phase I audits, we order a Phase II audit to further investigate any issues raised in the Phase I audit. In each case where Phase I or Phase II audits resulted in specific recommendations for remedial actions required by law, we have either taken or scheduled the recommended action.

We are not aware of any environmental condition that we believe would have a material adverse effect on our financial condition or results of operations (before consideration of any potential insurance coverage). Nevertheless, it is possible that there are material environmental liabilities of which we are unaware. Moreover, no assurances can be given that (a) future laws, ordinances or regulations will not impose any material environmental liability or (b) the current environmental condition of our properties has not been or will not be affected by tenants and occupants of our properties, by the condition of properties in the vicinity of our properties or by third parties unrelated to us. See “Item 1. Business—Risk Factors—Risks Associated with Our Properties—We could incur significant costs related to environmental issues.”

Segments

We consider each of our properties a separate operating segment that are aggregated and reported as a single segment.

Insurance

We carry comprehensive liability, fire, flood, terrorism, extended coverage and rental loss insurance with respect to our properties with policy specifications and insured limits that we believe are customary for similar properties. We also carry comprehensive earthquake and pollution cleanup coverage on all our properties and we carry off-premises power coverage for each of our Mills projects. In addition, for Sawgrass Mills, we carry sinkhole coverage. Although we believe our properties currently are adequately covered by insurance consistent with the level of coverage that is standard in our industry, we cannot predict at this time if we will be able to obtain adequate coverage at a reasonable cost in the future.

Tax Status

We conduct our operations in a way intended to qualify us as a REIT under the Internal Revenue Code of 1986 (the “Code”). As a REIT, we generally will not be subject to federal and state income taxes on our net taxable income that we currently distribute to stockholders. Qualification and taxation as a REIT depend on our ability to meet certain share ownership requirements and various qualification tests (including dividend distribution, asset ownership and income tests) prescribed in the Code. Notwithstanding our status as a REIT, however, we have to pay certain taxes, including (a) certain state and local income taxes, because not all states and localities treat REITs the same as they are treated for federal income tax purposes, and (b) certain foreign income and other taxes to the extent that we own assets or conduct operations in foreign jurisdictions. Moreover, each of our domestic taxable REIT subsidiaries is subject to federal, state and local corporate income taxes on its net income, while each of our non-U.S. taxable REIT subsidiaries may be subject to certain foreign corporate-level income taxes.

Capital Stock and MLP Unit Ownership

At December 31, 2004, TMC had the following number of common and preferred shares authorized and outstanding.

	Number of Shares Authorized	Number of Shares Outstanding
Common stock, $0.01 par value	100,000,000	55,654,194
Non-voting common stock, $0.01 par value	50,000,000	—
Preferred stock:
Series B cumulative redeemable, $0.01 par value	4,300,000	4,300,000
Series C cumulative redeemable, $0.01 par value	3,500,000	3,500,000
Series D cumulative redeemable, $0.01 par value	400,000	*
Series E cumulative redeemable, $0.01 par value	8,545,000	8,545,000
Series F convertible cumulative redeemable, $0.01 par value	316,250	316,250
Undesignated preferred stock	2,938,750	—

*                    Mills LP has 400,000 Series D preferred units outstanding which are convertible on a one-for-one basis into TMC Series D cumulative redeemable preferred stock, none of which were outstanding as of December 31, 2004.

As of December 31, 2004, Mills LP had 64,621,688 common partnership units outstanding of which TMC owned 86.12%. One percent of the aggregate number of units outstanding of all classes is required to be held by TMC as a general partner interest. Each common partnership unit of Mills LP (other than those owned by TMC) is exchangeable in accordance with Mills LP’s partnership agreement for, in our sole discretion, the cash equivalent of a share of our common stock or for a share of our common stock. To date, TMC has always issued shares of its common stock in exchange for the Mills LP common partnership units redeemed. In addition to the common partnership units, Mills LP has issued preferred units in the same quantity and class as the corresponding series issued by TMC. All of Mills LP’s preferred units, except for the Series D preferred units, are currently held by TMC. In each case, the preferred units have terms that substantially mirror the economic terms of the corresponding series of TMC’s preferred stock.

State of Incorporation

TMC was originally incorporated in the Commonwealth of Virginia in 1991 and reincorporated in the State of Delaware in 1994. Mills LP was formed in the State of Delaware in 1994.

Corporate Headquarters

We maintain our executive offices at 1300 Wilson Boulevard, Suite 400, Arlington, Virginia 22209. Our telephone number is (703) 526-5000. In February 2004, we entered into a lease for a new corporate headquarters located in Chevy Chase, Maryland. We intend to begin occupying the newly built office space in the spring of 2006.

Employees

As of December 31, 2004, we had approximately 1,150 employees, of which approximately 400 were located at our headquarters.

Available Information

We maintain an internet web site at www.themills.com. The information on our web site is not, and should not be, considered to be a part of this Form 10-K. You can obtain on our web site, free of charge, copies of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, the Section 16 reports filed by our directors and officers, and any amendments to those reports, as soon as reasonably practicable after we, or our directors and officers as applicable, electronically file such reports or amendments with the SEC. In addition, you may obtain from our website, copies of our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, and the charters of our Audit Committee, Executive Compensation Committee, Governance and Nominating Committee and International Committee. Any of the above documents, and any of our reports on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports, can also be obtained in print by sending a written request to our Investor Relations Department at The Mills Corporation, 1300 Wilson Boulevard, Suite 400, Arlington, Virginia 22209.

Risk Factors

Described below are risks that we believe are material to our stockholders, unit holders and potential investors. You should consider carefully the following material risks, together with the other information contained in and incorporated by reference in this Form 10-K, and the descriptions included in our consolidated financial statements and accompanying notes.

Risks Associated with Real Estate

We face risks associated with numerous international, national, regional and local economic and real estate conditions that are not in our control, any or all of which could adversely affect our properties and our business.   We are subject to various economic conditions and trends that may adversely affect our business. These conditions include:

•       slowdown of the U.S. national economy or a recession;

•       slowdown of the regional and local economic climate due to plant closings, industry slowdowns, natural disasters and other factors; and

•       negative population trends.

In addition, we currently have operating properties in Spain, Canada and Scotland, are pursuing opportunities in other countries and are therefore subject to similar risks as they relate to those countries and the international community.

Furthermore, as a real estate company, any negative trends in the following may adversely affect our properties and business:

•       the attractiveness of our property as compared to our competitors’ properties based on considerations such as convenience of location, rental rates and safety record;

•       increased operating costs, including increased real property taxes, insurance and utilities costs;

•       slowdown of local real estate conditions, such as an oversupply of retail space or a reduction in demand for real estate in the area; and

•       changing trends in the demand by consumers for merchandise offered by retailers conducting business at our properties.

Moreover, other factors may adversely affect us, including changes in government regulations and other laws, rules and regulations governing real estate, zoning or taxes, changes in interest rate levels, the availability of financing and potential liability under environmental and other laws and other unforeseen events, most of which are discussed elsewhere in these risk factors. Any or all of these factors could materially adversely affect our properties and our business.

Because real estate investments are illiquid, we may not be able to sell our properties in response to economic changes.   Real estate investments generally are relatively illiquid and as a result cannot be sold quickly in response to changes in the economy or other conditions when it may be prudent to do so. This inability to respond quickly to changes in the performance of our properties could adversely affect our business and ability to meet our debt obligations and distribute earnings to our stockholders and unitholders.

We may be unable to compete with our competitors and other alternatives to our portfolio of properties.   The commercial retail real estate business is highly competitive. We compete for interests in properties with other real estate investors and purchasers, many of whom have significant financial resources, revenues and geographical diversity. Furthermore, we compete for tenants with other property owners. Our properties compete with a variety of shopping alternatives including full-price malls, e-commerce, outlet malls, discount shopping clubs or centers, catalog companies and home shopping networks.

We are subject to significant regulation that inhibits our activities.   Local zoning and use laws, environmental statutes and other governmental requirements restrict our development, expansion, redevelopment and reconstruction activities. These regulations may prevent or delay us from taking advantage of economic opportunities. We cannot predict what laws and regulations may be enacted nor their potential impact on us.

Risks Associated with Our Properties

We may be unable to develop new properties or expand existing properties successfully.   We continue to develop new projects and expand existing properties, and may engage in the development of other retail or related mixed use projects, as opportunities arise. However, there are significant risks associated with our development activities in addition to those generally associated with the ownership and operation of established retail properties. While we have policies in place designed to limit the risks associated with development, these policies do not mitigate all development risks associated with a project. These risks include the following:

•       significant expenditure of money and time on projects that may be delayed or never be completed;

•       higher than projected construction costs;

•       shortage of construction materials and supplies;

•       failure to obtain zoning, occupancy or other governmental approvals or to the extent required, tenant approvals; and

•       late completion because of construction delays, delays in the receipt of zoning, occupancy and other approvals or other factors outside of our control.

Any or all of these factors may impede our development strategy and adversely affect our overall business.

We may be unable to lease new properties or renew leases or re-lease space at our existing properties as leases expire, which may adversely affect our operating results.   Our tenants generally enter into leases with an initial term ranging from three to 15 years. As leases expire at our existing properties, tenants may elect not to renew them. We may not be able to re-lease the property on similar terms, if we are able to re-lease the property at all, due to a variety of reasons, including competition from other retailers. In addition, for new properties, we may be unable to attract enough tenants and the occupancy rates and rents may not be sufficient to make the property profitable. If we are unable to re-lease spaces at our existing properties on economically favorable lease terms or to lease spaces at our new properties, our operating results will be negatively affected.

In addition, our leases with a number of tenants contain covenants restricting the use of other space in our properties or requiring the presence of other specified co-tenants. Our failure to rent vacant space on a timely basis or at all would likely adversely affect our financial condition and results of operations. Competition may cause the occupancy and rental rates of our properties to decrease. We compete with other companies that are engaged in the development or ownership of retail properties for prime locations and for tenants who lease space in the retail properties that we and our competitors own or operate. The development by our competitors of new super-regional malls or other retail shopping centers with more convenient locations or better rents may attract our tenants to our competitors or may cause them to seek lease terms that are less favorable to us at or prior to renewal, and accordingly may adversely affect our business and the revenues that we derive from, and the value of, our properties.

We have been and may continue to be affected negatively by tenant bankruptcies and downturns in tenants’ businesses, which may adversely affect our operating results and reduce our cash flow.   A tenant may experience a downturn in its business that may weaken its financial condition due to a slowing economy generally or a downturn in the retail sector. A tenant’s retail business may also be adversely effected by increasing competition from traditional full-price malls, e-commerce, outlet malls, discount shopping clubs and centers, catalog companies and home shopping networks. As a result, our tenants may delay lease commencement, cease or defer making rental payments or declare bankruptcy. In addition, the financial difficulty of a larger tenant, especially an anchor tenant, could materially adversely affect customer traffic in a property, thereby triggering, among other things, other tenants’ rights to terminate their leases or reduce their rental rates.

If a tenant files for bankruptcy, the tenant may have the right to reject and terminate its lease and we cannot be sure that it will affirm its leases and continue to make rental payments in a timely manner. We also cannot be sure that we will be able to lease vacant space in our properties on economically favorable terms. Although in 2004 we were not materially affected by any bankruptcies of our in-line or anchor tenants, any of these events occurring in the future may negatively affect our operating results and reduce our cash flows.

We may be unable to successfully integrate and effectively manage the properties we acquire.   We have acquired a number of properties since 2002 and, subject to the availability of financing and other considerations, we intend to continue to acquire properties or interests in properties that we believe will be profitable or will enhance the value of our portfolio. The success of these acquisitions will depend, in part, on our ability to efficiently integrate the acquired properties and employees into our organization, and apply our business, operating, administrative, financial and accounting strategies and controls to the acquired properties. In addition, we plan on expanding or redeveloping some of these recently acquired properties. Such expansion and redevelopment activities pose the same risks that are inherent in our development activities as discussed elsewhere in this Annual Report on Form 10-K and pose additional risks that are unique to expansion and redevelopment efforts, such as the uncertainty of obtaining tenant approvals. If we are unable to successfully integrate the acquired properties into our operations, our results of operations and financial condition may be adversely affected.

We continue to pursue opportunities in non-U.S. markets that are subject to foreign currency risks due to potential fluctuations in exchange rates.   We have pursued and plan to continue to pursue opportunities in markets where the U.S. dollar is not the national currency. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. For example, a significant depreciation in the value of the foreign currencies of one or more countries where we have a significant investment may materially adversely affect our performance. We are evaluating hedging strategies to mitigate such effects, although there can be no assurance that we will be successful in mitigating all the risks.

We may not be able to achieve the anticipated financial and operating results from our acquisitions, which would adversely affect our operating results.   We will continue to acquire properties that we believe will enhance our future financial performance. Our belief is based on and is subject to risks, uncertainties and other factors, many of which are forward-looking and are uncertain in nature or are beyond our control. In addition, some of these properties may have unknown characteristics or deficiencies or may not complement our portfolio of existing properties. As a result, some properties may have less value or may generate less revenue than we believed at the time of the acquisition, negatively affecting our operating results.

We could incur significant costs related to environmental issues.   Under some environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of on real property, may be liable for the costs of investigating, and the remediation of, hazardous substances on or under or released from the property and for damages to natural resources. The Federal Comprehensive Environmental Response, Compensation & Liability Act, and similar state laws, impose liability on a joint and several basis, regardless of whether the owner, operator or other responsible party knew of or was at fault for the release or presence of hazardous substances. In connection with the ownership or operation of our properties, we could be liable for costs associated with investigation and remediation in the future. The costs of any required remediation and related liability as to any property could be substantial under these laws and could exceed the value of the property and/or our aggregate assets. The presence of hazardous substances, or the failure to properly remediate those substances, also may adversely affect our ability to sell or rent a property or to borrow funds using the property as collateral. In addition, environmental laws may impose restrictions on the manner in which we use our properties or operate our business, and these restrictions may require expenditures for compliance. We cannot assure you that a material environmental claim or compliance obligation will not arise in the future. The costs of defending against any claims of liability, of the remediation of a contaminated property, or of complying with future environmental requirements could be substantial and affect our operating results. Such expansion and redevelopment activities pose the same risks that are inherent in development activities.

Uninsured losses could adversely affect our financial condition.   Although we have commercial general liability insurance and property insurance, see “Item 1. Business—Insurance”, there are some types of losses, generally of a catastrophic nature, such as wars or acts of God, which may be either uninsurable or not economically insurable. Should a property suffer an uninsured loss, we could lose our invested capital in and anticipated profits and future revenues from that property. Additionally, in the case of recourse construction loans, we may remain obligated under those loans and any other financial obligations on that property. An uninsured loss or a loss in excess of insured limits may negatively impact our financial condition.

Risks Associated with Our Indebtedness and Financing

We have substantial indebtedness and we require significant cash flow to make required payments on our indebtedness.   We rely heavily on debt financing for our business. As of December 31, 2004, we had total consolidated debt of approximately $3.8 billion. We have also guaranteed selected outstanding unconsolidated joint venture debt, which guarantees expire upon the achievement of specified financial performance tests. We expect to make similar guarantees in connection with our future developments and to continue to rely on debt to finance our future developments and acquisitions. Due to our high level of debt, our cash flow may be insufficient to make required payments of principal and interest. If a property were mortgaged to secure payment of indebtedness and we were unable to make mortgage payments, the mortgagee could foreclose upon that property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies.

We may be unable to repay our existing indebtedness as it matures, which could adversely affect our financial condition.   Most of our indebtedness does not require significant principal payments prior to maturity. However, we will need to raise additional equity capital, obtain secured or unsecured debt financing, issue private or public debt, or sell some of our assets to either refinance or repay our indebtedness as it matures. We cannot assure you that these sources of financing or refinancing will be available to us on reasonable terms or at all. The potential inability to obtain financing or refinancing to repay our maturing indebtedness, and the potential inability to refinance existing indebtedness on reasonable terms, may require us to make higher interest and principal payments, issue additional equity securities, or sell some of our assets on disadvantageous terms, all or any of which may result in a partial or complete loss on our investment and otherwise adversely affect our financial conditions and results of operation.

Our degree of leverage could limit our ability to obtain additional financing, which would negatively impact our business.   As of December 31, 2004, our pro rata share of both consolidated and unconsolidated borrowings totaled approximately $3.8 billion and represented approximately 45.45% of our total market capitalization. Total market capitalization represents the sum of the outstanding indebtedness, the total liquidation preference of all our preferred equity and the total market value of our common equity, based on the closing price of TMC common stock as of December 31, 2004. Our leverage and any future increases in our leverage could adversely affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes which would negatively impact our business overall.

Due to the significant amount of our variable rate debt, rising interest rates would adversely affect our results of operations.   As of December 31, 2004, we had $1.4 billion of variable rate consolidated debt outstanding. While we have sought to refinance our variable rate debt with fixed rate debt or cap our exposure to interest rate fluctuations by using interest rate swap agreements where appropriate, a significant increase in interest rates would adversely affect our results of operations.

We have entered into loan agreements that impose a number of restrictive covenants that may hinder our operational flexibility and violation of these restrictive covenants would carry serious consequences.   The agreements governing our line of credit and term loan impose numerous restrictive financial and operating covenants on us, including covenants that limit our ability to (a) incur additional debt, (b) sell assets, (c) repurchase our securities and (d) engage in mergers and consolidations. For example, under the terms of our line of credit and term loan, the lenders may accelerate payment and may pursue standard remedies upon a violation of any covenant. These restrictions may negatively impact our flexibility in conducting our operations and violations of these covenants may have adverse consequences to us.

We depend on third party financing for our development, expansion and acquisition activities.   As we continue to develop or acquire new retail properties or expand existing properties, we anticipate that we will finance these activities through lines of credit, other forms of secured or unsecured debt, including construction financing and permanent debt, and contributions from joint venture partners. There can be no assurance that we will be able to obtain the financing necessary to fund new development, project expansions or our acquisition activities on terms favorable to us or at all. In addition, we cannot assure you that our joint venture partners will make their required capital contributions. If we are unable to obtain sufficient levels of third party financing to fund our growth, our business will be negatively impacted.

Risks Associated with our Joint Ventures

Our joint venture agreements contain various rights including put-call, buy-sell, redemption and guaranty provisions and obligations that could impose a significant financial burden on us.   Many of our joint venture agreements with KanAm include put-call provisions, under which KanAm may be entitled, under certain circumstances, such as a change in control of us, to require that we buy their interest in the joint venture. Further, one of our joint venture agreements with KanAm contains obligations for us to redeem their interest in the venture if certain conditions have not been satisfied, such as securing construction or other loans by specified dates, or require us to guarantee the payment of specified priority returns. In the case of our Great Mall and Opry projects, KanAm Grund has the ability to cause the sale of the properties at any time. If we are unwilling or unable to purchase their interest, we may be required to sell the properties at a time when we otherwise may not have wished to sell the projects and we will lose the revenues and profits that we otherwise would have earned on these properties.

Additionally, many of our joint venture agreements include buy-sell provisions under which, upon the occurrence of certain events or passage of time, we must either purchase the other partner’s joint venture interest or sell our joint venture interest to our partner. There is no assurance that we will be financially able to purchase the joint venture interests, and therefore we may be forced to sell our interests and lose the revenues and profits that we otherwise would have earned on these properties.

We must share decision making with our joint venture partners.   We have invested and expect in the future to invest as a co-venturer or partner in the development of some of our new properties, instead of developing projects on our own. These shared investments may involve risks not present in a wholly owned development project that stem from us not having control over the development, financing, leasing, management and other aspects of the project. We may not have the right to take some significant actions without the approval of our joint venture partners, which approvals they may not grant, even if we think such actions would be in the best interests of the joint ventures and the properties. For example, we generally need the other joint venturer’s approval before selling or refinancing a joint venture’s property, setting an annual budget, entering into specified transactions with affiliates and settling litigation above specified thresholds. If they do not provide their consents to actions that we believe are necessary and in the best interests of the joint ventures, our joint venture properties and our overall business may suffer. Additionally, our co-venturer might have interests or goals that are inconsistent with ours and may take actions that are contrary to our instructions, requests or interests, or otherwise hinder us from accomplishing our goals. Our joint venture partners could take actions binding on the joint venture without our consent. Actions by a joint venture partner could subject the joint venture assets to additional risk.

Risks Associated with our Capital Stock and Units

The market value of TMC capital stock can be adversely affected by numerous factors.   Partnership units of Mills LP are redeemable for either cash or shares of TMC’s common stock and as a result, the value of Mills LP’s common partnership units are closely tied to the value of TMC’s capital stock. As with any publicly traded company, the market value of TMC’s capital stock may be negatively affected by a number of factors, many of which are beyond our control. These factors include the following:

•       general decline in the capital markets;

•       level of institutional interest in our equity securities;

•       perception of REITs generally and REITs with portfolios similar to ours;

•       attractiveness of equity securities of REITs generally compared to other publicly traded companies;

•       the market’s perception of our business and dividend growth potential;

•       government action or regulation;

•       our earnings and cash distributions;

•       increases in market interest rates, which may make our stock less attractive to investors unless we increase our dividend rate;

•       the relatively low daily trading volume of equity securities of REITs in general; and

•       our ability to invest the proceeds of offerings of securities in a manner that will increase earnings per share.

In addition, issuances of a substantial number of shares of TMC capital stock, or the mere perception that such issuances may occur, could adversely affect the market value of TMC’s capital stock. This is particularly true with TMC’s common stock, a substantial number of shares of which we may issue in connection with the exercise of outstanding options, redemption of outstanding Mills LP partnership units and for future financing needs. During 2004, we issued a number of shares of our common stock in connection with the redemption of partnership units by Mills LP’s unit holders and expect, although cannot state with certainty, that the unit holders of Mills LP will continue to redeem their partnership units in the future.

We cannot predict what effect future issuances and sales of TMC capital stock, or the mere perception that such issuance may occur, will have on the value of such capital stock or common units. A significant decrease in the market price of TMC’s capital stock would make it more difficult for us to raise funds through future offerings of such capital stock.

We may not have sufficient cash flow or assets to make distributions to holders of one or more classes of our capital stock and/or units.   Our ability to make distributions to our equity holders depends on our ability first to cover our operating and related expenses and satisfy our obligations to our creditors. In addition, we have different classes of capital stock and units outstanding, some of which have a different priority as to the distribution of dividends relative to others. For example, holders of our outstanding preferred equity are entitled to receive their distributions prior to our common equity holders. Generally, the terms of each different class of our preferred equity prohibits us from making distributions and all other payments to holders of our common equity and all other equity securities junior in right to such class of preferred equity, unless we have paid all accrued distributions on such class of preferred equity or set apart funds for payment of the distributions due to holders of such class of preferred equity. As a result, if we do not have sufficient cash remaining for our distributions, holders of one or more classes of our capital stock and units may not receive any distributions.

Also, in the event of a bankruptcy, liquidation or reorganization or similar proceeding, our creditors will generally be entitled to payment of their claims from our assets before any assets are made available for distribution to our equity holders. In every case, the holders of capital stock and units will have the right to participate in any distribution of our assets only after the claims of our creditors and holders of our priority capital stock and units are satisfied.

Risks Associated with our Organization

A number of our directors and significant stockholders may exert substantial influence over us.   As of December 31, 2004, KanAm owned 1.23% of the outstanding partnership units of Mills LP and was our joint venture partner in eight operating properties and two development projects. In addition, KanAm Grund is our joint venture partner in two additional operating properties. Three of our thirteen directors are affiliated with KanAm. These three directors may have significant influence over us as members of our board. The interests of these directors may conflict with the interests of our other stockholders in connection with KanAm’s joint ventures with Mills LP to develop, own, and operate additional properties, and they may use their voting influence contrary to our other stockholders’ interests. The KanAm entities may exchange all or a substantial portion of the units that they hold for shares of our common stock. If they do so, they will increase their influence over us and over the outcome of any matters submitted to our stockholders for approval. The influence and voting power of our other stockholders may diminish accordingly.

TMC is the sole general partner of Mills LP and has fiduciary responsibilities to the other partners of Mill LP. As a result, we may be in a position where we have duties to others whose interests conflict with those of TMC’s stockholders.   TMC, as the sole general partner of Mills LP, may have fiduciary responsibilities to the other partners in Mills LP that may conflict with the interests of TMC’s stockholders, including decisions regarding the sale or refinancing of our properties and the timing and amount of distributions from Mills LP. In addition, individuals and entities, including certain of our executive officers and our directors (including those who are affiliated with KanAm and their respective affiliates that hold units of Mills LP) may have limited rights in decisions affecting Mills LP that may conflict with the interests of TMC’s common stockholders. In particular, a holder of Mills LP units may suffer different and/or more adverse tax consequences than a TMC stockholder does on the sale or refinancing of some of our properties as a result of unrealized gain attributable to such properties that is allocable to such holder or the tax status of the unit holder. These Mills LP unit holders, therefore, may have objectives different from TMC’s regarding the appropriate pricing and timing of any sale or refinancing.

TMC’s certificate of incorporation and by-laws contain provisions that could delay or prevent a change in control.   In some instances, a change in control of TMC could give the holders of TMC common stock the opportunity to realize a premium over the then prevailing market price of those securities. Provisions in TMC’s certificate of incorporation and bylaws may have the effect of discouraging a third party from trying to acquire TMC even if a change in control were in the best interests of TMC’s stockholders. Under TMC’s certificate of incorporation currently in effect, TMC’s board of directors has the authority, without a vote of stockholders, to issue up to an additional 2,938,750 shares of TMC preferred stock and to establish the rights and preferences of any class or series of preferred stock to be issued, which rights and preferences could delay or prevent a change in control. Further, no holder, with limited exceptions, may beneficially own more than 9.225% of TMC securities, which may have the effect of precluding a third party from acquiring control of TMC even if a change in control were in the best interests of TMC’s stockholders. In addition, TMC’s board of directors is a classified board composed of three classes of directors with staggered terms. Directors for each class are elected for a three-year term upon the expiration of the term of the current class. A classified board of directors makes it more difficult to effect a change in control and may discourage an attempt by a third party even if a change in control were in TMC’s stockholders’ best interests.

A number of our joint venture partnership agreements contain provisions that could delay or prevent a change in control.   Our KanAm joint venture agreements contain put-call rights that may be exercised upon a “change in control.” These rights allow KanAm to require us to purchase their entire interest in the joint venture. We are required to pay for any purchase of such partner’s joint venture interests, at our option, in cash or with units of Mills LP. The required payments may have the effect of discouraging a third party from undertaking a change in control of TMC, even if a change in control were in the best interests of TMC’s stockholders. For the purpose of determining when put-call rights may be exercised, each of the following events is a “change in control” unless such event is approved by the members of TMC’s board of directors who are affiliates of KanAm:

•       we participate in any consolidation, merger or corporate reorganization in which more than 40% of TMC’s outstanding voting securities are transferred;

•       any person or group, other than KanAm and its affiliates, becomes the beneficial owner, directly or indirectly, of more than 40% of TMC’s then outstanding combined voting securities; and

•       a person, whose nomination for election as director was not recommended by the Governance and Nominating Committee of TMC’s board of directors, is elected as a director to TMC’s board of directors.

Risks Associated with Income Tax Laws and Accounting Pronouncements

TMC’s failure to qualify as a REIT would have adverse tax consequences to us and our equity holders.   We believe that we have been organized and have conducted our operations in a manner so as to qualify as a REIT under Sections 856 through 860 of the Code, and we currently intend to continue to operate TMC as a REIT in the future. We cannot assure you, however, that TMC currently qualifies as a REIT or will continue to qualify as a REIT. Many of the REIT requirements are highly technical and complex and depend on various factual matters and circumstances that may not be completely within our control, such as actions taken by our joint venture partners. If TMC fails to qualify as a REIT and any available relief provisions do not apply:

•       it will not be allowed to take a deduction for distributions to stockholders in computing its taxable income;

•       it will be subject to federal and state income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates; and

•       unless entitled to relief under specific statutory provisions, it will also be disqualified from treatment as a REIT for the four taxable years following the year during which its qualification was lost.

Any determination that TMC does not qualify as a REIT would have a material adverse effect on our results of operations and could reduce materially the value of TMC common stock, as the additional tax liability to us for the year or years involved would reduce our net earnings available for investment, debt service or distribution to our equity holders. Furthermore, we would no longer be required by the Code to make any distributions to TMC’s stockholders as a condition to REIT qualification. Our failure to qualify TMC as a REIT would cause all of our distributions to TMC stockholders, to the extent of its current and accumulated earnings and profits, to be taxable as regular corporate dividends. This means that TMC stockholders taxed as individuals currently would be taxed on those dividends at capital gains rates and corporate stockholders generally would be entitled to the dividends received deduction with respect to such distributions, subject, in each case, to applicable limitations under the Code. If we make distributions to TMC stockholders in reliance on its continued qualification as a REIT, we might be required to borrow funds or to liquidate some of our investments to pay the taxes that would result from the actual failure to qualify TMC as a REIT. Even if TMC currently qualifies as a REIT, new tax rules or legislation may affect whether it continues to qualify as a REIT or the federal income tax consequences of its REIT qualification.

Despite TMC’s REIT status, we remain subject to various taxes.   Notwithstanding TMC’s status as a REIT, we are subject to various federal, state, local and foreign taxes on our income and property. For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income including capital gains. Additionally, we may have to pay some state or local income taxes because not all states and localities treat REITs the same as they are treated for federal income tax purposes. We may also have to pay some foreign taxes as a result of our ownership and operation of assets in foreign jurisdictions. Mills LP is obligated under its partnership agreement to pay all taxes, and any related interest and penalties, incurred by us. Our taxable REIT subsidiaries are taxable as corporations and pay federal, state and local income tax on their net income at the applicable corporate rates, and pay foreign taxes to the extent they own assets or conduct operations in foreign jurisdictions. In addition, our taxable REIT subsidiaries are subject to special rules that may result in increased taxes. For example, our taxable REIT subsidiaries are limited in their ability to deduct interest payments made to us. In addition, we will be required to pay a 100% penalty tax on some payments that we receive if the economic arrangements between us, our tenants and our taxable REIT subsidiaries are not comparable to similar arrangements between unrelated parties or if we receive payments for property held for sale in the ordinary course of business. Under existing law, whether property, including properties like the centers owned by Mills LP, is held for sale in the ordinary course of business is a question of fact that depends upon all of the facts and circumstances with respect to the particular transaction. We intend that we will hold our properties for investment, with a view to long-term appreciation, to engage in the business of acquiring and owning properties that fit within our portfolio objectives and to make occasional sales of properties as are consistent with our investment objectives. We cannot guarantee that sales of our properties, or portions of our properties, would not be subject to the 100% penalty tax unless we comply with certain statutory safe-harbor provisions. The need to avoid prohibited transactions could cause us to forego or defer sales of our properties that we might otherwise have sold or that might otherwise be in our best interest to sell or to own and sell such properties through a taxable REIT subsidiary. A taxable REIT subsidiary would be subject to a corporate level tax on its taxable income attributable to such sales. To the extent that we or our taxable REIT subsidiaries are required to pay federal, state, local or foreign taxes, we will have less cash available for investment, debt service and distribution to our equity holders.

If the Internal Revenue Service, or IRS, were to challenge successfully Mills LP’s status as a partnership for federal income tax purposes, TMC would cease to qualify as a REIT and suffer other adverse consequences.   We believe that Mills LP qualifies to be treated as a partnership for federal income tax purposes. As a partnership, it is not subject to federal income tax on its income. Instead, each of its partners, including TMC, is required to pay tax on its allocable share of Mills LP’s income. We cannot assure you, however, that the IRS will not challenge Mills LP’s status as a partnership for federal income tax purposes, or that a court would not sustain an IRS challenge. If the IRS were successful in treating Mills LP as a corporation for tax purposes, TMC would fail to meet the income tests and some of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, the failure of Mills LP to qualify as a partnership would cause Mills LP to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for investment, debt service and distribution to Mills LP’s unit holders, including TMC.

As a REIT, TMC is subject to limitations on our ownership of debt and equity securities.   Subject to certain exceptions, including the one discussed in this paragraph, a REIT is generally prohibited from owning securities in any one issuer if the value of those securities exceeds 5% of the value of the REIT’s total assets or the securities owned by the REIT represent more than 10% of the issuer’s outstanding voting securities or more than 10% of the value of the issuer’s outstanding securities. A REIT is permitted to own securities of its taxable REIT subsidiaries in an amount that exceeds the 5% value test and the 10%

vote or value test, but the aggregate value of such securities may not represent more than 20% of the value of the REIT’s total assets. Certain of our subsidiaries, including MillsServices Corp. and each corporate subsidiary in which it owns at least 35% of the outstanding voting securities or 35% of the value of the outstanding securities, have elected to be treated as taxable REIT subsidiaries. While we believe that we have satisfied these limitations on the ownership of securities during each of the taxable years that each such limitation applied to us, given the highly complex nature of the rules governing REITs (which complexity is exacerbated when a REIT owns its properties through partnerships, as we do) and the ongoing importance of factual determinations, we cannot provide any assurance that the IRS would agree with our determinations.

If you redeem your units, you may incur adverse tax consequences.   The exercise of your right to require the redemption of your units will be treated for tax purposes as a sale of your units. This sale will be fully taxable to you, and you will be treated as realizing for tax purposes an amount equal to the sum of the cash or the value of the common shares received in the exchange plus the amount of our liabilities considered allocable to the redeemed units at the time of the redemption, including our share of the liabilities of certain entities in which we own an interest. Depending upon your particular circumstances, it is possible that the amount of gain recognized, or even the tax liability resulting from that gain, could exceed the amount of cash and the value of other property, such as the TMC common shares, received upon the disposition.

You may be subject to adverse consequences if you attempt to acquire shares in excess of 9.225% of TMC capital stock, including through the redemption of units of Mills LP.   For TMC to protect its qualification as a REIT, ownership of its capital stock, directly or by virtue of the applicable attribution provisions of the Code, by any person or persons acting as a group is limited to 9.225% of its outstanding capital stock. Any transfer that would cause a violation of this 9.225% ownership limit, including through the redemption of units of Mills LP, will result in the immediate conversion of the excess shares into shares of “excess stock” that are non-voting and that may not participate in distributions (except for distributions in the event of TMC’s liquidation). The shares of excess stock would be immediately transferred to us as trustee of a trust for the exclusive benefit of beneficiaries that the person acquiring such shares may designate, subject to our right to purchase the shares for fair consideration.

You may be subject to adverse consequences if you are not a U.S. person and you attempt to acquire shares of TMC’s capital stock, including through the redemption of our units.   Provisions in TMC’s certificate of incorporation are intended to ensure that we maintain our status as a REIT by rendering void transfers of TMC shares that will jeopardize our status as a REIT and by eliminating rights of the shares of transferred stock. Under these provisions, if you are not a U.S. person and you acquire shares of TMC’s capital stock, including through the redemption of our units, the acquisition of which causes less than 50% of TMC’s capital stock to be owned by U.S. persons, the shares that you acquire will convert immediately into shares of excess stock that will be non-voting and that may not participate in distributions (except for distributions in the event of our liquidation). These shares of excess stock would be immediately transferred to us as trustee of a trust for the exclusive benefit of beneficiaries that you may designate, subject to our right to purchase the shares for fair consideration.

Further instances of ineffectiveness in our internal controls over financial reporting could have an adverse effect on us. Failure to achieve and maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.   We announced that we would restate our financial statements for the fiscal years ended December 31, 2000, 2001, 2002 and 2003 and for the quarters ended March 31, June 30 and September 30, 2004 to correct accounting primarily relating to our treatment of equity in earnings from joint ventures, the capitalization of interest and certain other costs, and the timing of gains on sales of partnership interests. In connection with our restatement, we have implemented new procedures; however, we cannot assure you that we will not discover that there have been further instances of ineffectiveness in our internal controls over financial reporting.

In the process of documenting and testing our internal control procedures over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, we identified that the control deficiency that resulted in the inappropriate selection, application and monitoring of accounting policies represented a material weakness. We have implemented additional review procedures over the selection, application and monitoring of accounting policies. If we fail to successfully address the identified weakness and implement an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. Consequently, our financial results could be adversely affected causing investors to lose confidence in our reported financial information, and the value of our stock could drop significantly.

Item 2.   Properties

Our Portfolio

The following table sets forth various information relating to the operating properties that we wholly and partially owned as of December 31, 2004. Please note the following items when reviewing the attached summary:

•       GLA states the square footage of the entire shopping center, including the GLA owned by our tenants;

•       Annualized base rent represents contractual minimum rent for tenants occupying the GLA at December 31, 2004;

•       Anchor stores are those tenants that occupy 20,000 square feet or more of GLA; and

•       The number of anchor stores indicates those that were open and occupied as of December 31, 2004.

For information regarding encumbrances on our wholly owned properties, see “—Summary of Outstanding Consolidated Indebtedness,” “Item 15. Exhibits and Financial Statements, Schedules —Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2004,” and Note 6, Mortgages, Notes and Loans Payable, to our financial statements set forth under Item 15. For information regarding encumbrances on our partially owned properties, which we refer to as our joint venture properties in this Form 10-K, see “—Summary of Outstanding Unconsolidated Indebtedness.”

Property—Primary Service Area (wholly owned (w), consolidated (c), unconsolidated (u))			Approximate GLA (in thousands of square feet)
	Year Opened (O) or Acquired (A)		Total	Anchor Stores	In-line Stores	Tenant Owned	# of Anchor Stores	Representative Anchor Tenants
Mills Landmark Centers:
Arizona Mills - Phoenix, AZ (u)	1997 (O)		1,234	713	521	—	17	Burlington Coat Factory, JC Penney, Last Call-Neiman Marcus, Off 5th—Saks Fifth Avenue and Sega Gameworks
Arundel Mills - Baltimore, MD (c)	2000 (O)		1,238	725	513	—	15	Bass Pro Outdoor World, H&M, Medieval Times Dinner & Tournament, Muvico Theatres and Off 5th—Saks Fifth Avenue
Cincinnati Mills - Cincinnati , OH (w)	2002 (A)	(1)	1,456	1,021	435	—	13	Bass Pro Outdoor World, Biggs, Burlington Coat Factory, Kohl’s and Off 5th—Saks Fifth Avenue
Colorado Mills - Denver, CO (c)	2002 (O)		1,101	535	566	181	10	Borders Books and Music, Last Call-Neiman Marcus, Off 5th— Saks Fifth Avenue, Target and United Artists Theatres
Concord Mills - Charlotte, NC (c)	1999 (O)		1,303	757	546	—	18	AMC Theatres, Bass Pro Outdoor World, Burlington Coat Factory, NASCAR Speedpark and Off 5th—Saks Fifth Avenue
Discover Mills - Atlanta, GA (c)	2001 (O)		1,183	669	514	—	13	Bass Pro Outdoor World, Burlington Coat Factory, Off Broadway Shoes, Off 5th—Saks Fifth Avenue and Sears Appliance Outlet
Franklin Mills - Philadelphia, PA (w)	1989 (O)		1,727	1,140	587	210	19	AMC Theatres, Burlington Coat Factory, H&M, Last Call-Neiman Marcus and Off 5th—Saks Fifth Avenue
Grapevine Mills - Dallas/Ft. Worth TX (c)	1997 (O)		1,612	1,093	519	—	20	AMC Theatres, Bass Pro Outdoor World, Burlington Coat Factory, JC Penney and Off 5th—Saks Fifth Avenue
Great Mall of the Bay Area - Silicon Valley, CA (c)	2003 (A)		1,282	642	640	—	11	Burlington Coat Factory, Dave & Busters, Linens ‘n Things, Off 5th—Saks Fifth Avenue and Sears Appliance Outlet
Gurnee Mills - Chicago, IL (w)	1991 (O)		1,828	1,211	617	251	17	Bass Pro Outdoor World, Burlington Coat Factory, Kohl’s, Off 5th—Saks Fifth Avenue and Sears Grand

Katy Mills - Houston, TX (c)	1999(O)	1,218	632	586	—	14	AMC Theatres, Bass Pro Outdoor World, Burlington Coat Factory, Marshalls and Off 5th—Saks Fifth Avenue
Ontario Mills - Los Angeles, CA (u)	1996(O)	1,491	965	526	125	21	AMC Theatres, Dave & Busters, JC Penney, Nordstrom Rack and Off 5th—Saks Fifth Avenue
Opry Mills - Nashville, TN (c)	2000 (O)	1,143	615	528	—	17	Barnes & Noble, Bass Pro Outdoor World, Gibson Guitar, Off 5th— Saks Fifth Avenue and Regal Cinemas
Potomac Mills - Washington, DC (w)	1985 (O)	1,595	969	626	80	20	AMC Theatres, H&M, L.L. Bean Factory Store, Nordstrom Rack and Steve & Barry’s University Sportswear
St. Louis Mills - St. Louis, MO (c)	2003 (O)	1,057	552	505	—	12	Bed, Bath & Beyond, Burlington Coat Factory, NASCAR Speedpark, Regal Cinemas and Sears Appliance Outlet
Sawgrass Mills - Ft. Lauderdale, FL (w)	1990 (O)	2,170	1,363	807	282	23	Marshalls, Nordstrom Rack, Off 5th—Saks Fifth Avenue, Regal Cinemas and Wannado
Vaughan Mills - Toronto, Canada (u)	2004 (O)	1,121	604	517	—	12	Bass Pro Outdoor World, H&M, Linens ‘n Things, Lucky Strike Lanes and Urban Behavior
Total Mills Landmark Centers		23,759	14,206	9,553	1,129	272

(1)             We closed the in-line area at Cincinnati Mills after acquiring it to renovate the shopping center. The grand re-opening occurred on August 19, 2004.

		Approximate GLA (in thousands of square feet)
Property —Primary Service Area	Year Opened (O) or Acquired (A)	Total	Anchor Stores	In-line Stores	Tenant Owned	# of Anchor Stores	Representative Anchor Tenants
21st Century Retail and Entertainment Centers:
The Block at Orange - Los Angeles, CA (c)	1998 (O)	697	423	274	—	11	AMC Theatres, Borders Books and Music, Dave & Busters, Steve & Barry’s University Sportswear and Off 5th—Saks Fifth Avenue
Briarwood Mall - Ann Arbor, MI (u)	2004 (A)	974	655	319	608	6	JC Penney, Origins, Sears and Von Maur
Broward Mall - Ft. Lauderdale, FL (w)	2003 (A)	998	717	281	717	4	Burdines, Dillards, JC Penney and Sears
Columbus City Center - Columbus, OH (u)	2004 (A)	1,066	710	356	471	5	Forever 21 and Kaufmann’s
Del Amo Fashion Center - Los Angeles, CA (u)	2003 (A)	2,095	1,389	706	785	11	Barnes & Noble, JC Penney, Macy’s, Robinsons-May and Sears
Dover Mall - Wilmington, DE (w)	2003 (A)	887	647	240	443	6	Boscov’s, Carmike Cinema, Old Navy, Sears and Strawbridge’s
The Esplanade - New Orleans, LA (w)	2003 (A)	901	544	357	498	3	Dillards Department Store, Dillards Home, Macy’s and Mervyns
The Falls - Miami, FL (u)	2004 (A)	826	455	371	455	2	Bloomingdale’s, Macy’s and United Artists Theatres
Galleria at White Plains - White Plains, NY (w)	2003 (A)	878	582	296	329	3	H&M, Sears and Macy’s
Gwinnett Place - Atlanta, GA (u)	2003 (A)	1,278	844	434	720	5	JC Penney, Macy’s, Parisian, Rich’s, Sears
Hilltop Mall - W. Contra Costa Cty, CA (u)	2004 (A)	1,069	738	331	518	5	JC Penney, Macy’s, Sears Appliance Outlet and 24 Hour Fitness Magic
Lakeforest Mall - Gaithersburg, MD (u)	2004 (A)	1,086	688	398	668	5	Hecht’s, JC Penney, Lord & Taylor, Mastercraft Interiors and Sears
Marley Station - Glen Burnie, MD (u)	2004 (A)	1,067	761	306	524	6	Hecht’s, JC Penney, Macy’s, Sears and United Artists Theatres
Meadowood Mall - Reno, NV (u)	2004 (A)	893	610	283	472	5	Copeland’s Sports, JC Penney, Macy’s and Sears Appliance Outlet
Northpark Mall - Jackson, MS (w)	2003 (A)	961	647	314	647	4	Dillards Department Store, Dillards Home, JC Penney and McRae’s
The Shops at Riverside Square - Hackensack, NJ (w)	2002 (A)	627	425	202	293	3	Bloomingdales, Pottery Barn and Saks Fifth Avenue
Southdale Center - Minneapolis, Minnesota (w)	2005 (A)	1,335	897	438	774	5	Marshall Field’s, JC Penney, Marshall’s and AMC Theaters

Southridge Mall - Milwaukee, Wisconsin (w)	2005 (A)	1,239	908	331	610	8	Sears, JC Penney, Boston Store, Kohl’s, Steve & Barry’s
Stoneridge Mall - Pleasanton, CA (u)	2004 (A)	1,297	842	455	842	5	JC Penney, Macy’s, Nordstrom and Sears
Town Center at Cobb - Atlanta, GA (u)	2003 (A)	1,273	851	422	723	5	JC Penney, Macy’s, Parisian, Rich’s and Sears
The Mall at Tuttle Crossing - Columbus, OH (u)	2004 (A)	1,133	767	366	746	5	JC Penney, Kaufmann’s and Sears
Westland Mall - Miami, FL (w)	2004 (A)	820	604	216	604	3	Burdines, Lazarus, JC Penney and Sears
Total 21st Century Retail and Entertainment Centers		23,400	15,704	7,696	12,447	115
International Retail and Entertainment Center:
Madrid Xanadú - Madrid, Spain (w)	2003 (O)	1,393	970	423	376	14	C&A/Clockhouse, Chiqui Park/Pizza Jardin, Cinesa, El Corte Inglés, Forum, Formula O, H&M, Neverland Park, San Luis, Tazz and Zara
St. Enoch Centre - Glasgow, Scotland (u)	2005 (A)	731	438	293	—	5	Debenhams, BHS, TK Maxx, Boots, The Gap
Total Portfolio		49,283	31,318	17,965	13,952	406

At December 31, 2004, our overall occupancy rate for our portfolio was 93.3%. This percentage rate includes all spaces for which rent is being earned as of December 31, 2004, excluding leases with an original term of less than one year.

Our Joint Venture Operating Properties

We own a significant number of our properties through various joint ventures. The following table provides a summary of the key terms and rights of our real estate joint venture properties:

Operating Property	Priority Return	Our Residual Sharing Percentage	Our Capital Contribution Percentage	Earliest Date When Put-Call Right Can Be Exercised(1)	Buy-Sell Rights(2)	Principal Joint Venture Partners
Mills Landmark Centers:
Arizona Mills	NA	50.0%	50.0%	NA	Yes	Taubman Realty
Arundel Mills	9%	59.3%	39.5%	2011	No	KanAm
Colorado Mills	9%/11%(3)	56.3%	37.5%	2007	No	KanAm, Stevinson
Concord Mills	9%	59.3%	39.5%	2009	No	KanAm
Discover Mills	9%	50.0%	—	2011	No	KanAm
Grapevine Mills	9%	59.3%	39.5%	2007	No	KanAm
Great Mall of the Bay Area	9%	75.0%	49.0%	NA	Yes	KanAm Grund
Katy Mills	9%	62.5%	25.0%	2009	No	KanAm
Ontario Mills	NA	50.1%	50.1%	NA	Yes	JP Morgan Fleming
Opry Mills	9%	75.0%	49.0%	NA	Yes	KanAm Grund
St. Louis Mills	11%	75.0%	50.0%	2008	No	KanAm
Vaughan Mills	NA	50.0%	50.0%	NA	Yes	Ivanhoe Cambridge
21st Century Retail and Entertainment Centers
The Block at Orange	9%	50.0%	—	2008	No	KanAm
Briarwood Mall	NA	50.0%	50.0%	NA	Yes	GM Trusts
Columbus City Center	NA	50.0%	50.0%	NA	Yes	GM Trusts
Del Amo Fashion Center	6%/6.5%/7%(4)	75.0%	50.0%	NA	Yes	JP Morgan Fleming
The Falls	NA	50.0%	50.0%	NA	Yes	GM Trusts
Gwinnett Place	NA	50.0%	50.0%	NA	Yes	Simon Property Group
Hilltop Mall	NA	49.9%	49.9%	NA	Yes	GM Trusts
Lakeforest Mall	NA	50.0%	50.0%	NA	Yes	GM Trusts
Marley Station	NA	50.0%	50.0%	NA	Yes	GM Trusts
Meadowood Mall	NA	50.0%	50.0%	NA	Yes	GM Trusts
St. Enoch Centre	NA	50.0%	50.0%	NA	Yes	Ivanhoe Cambridge
Stoneridge Mall	NA	49.9%	49.9%	NA	Yes	GM Trusts
Town Center at Cobb	NA	50.0%	50.0%	NA	Yes	Simon Property Group
The Mall at Tuttle Crossing	NA	50.0%	50.0%	NA	Yes	GM Trusts

(1)    Put-call rights enable (a) us to require KanAm to sell its interest to us for cash or partnership units of Mills LP, the choice of consideration to be made in KanAm’s sole discretion, or (b) KanAm to require us to acquire its interest for cash or partnership units of Mills LP, the choice of consideration to be made in our sole discretion, but in either case, the applicable joint venture agreement provides that the purchase price for KanAm’s interest in the property will be calculated based on the fair market value of such property.

(2)    Upon the occurrence of specified events or passage of a certain amount of time, buy-sell rights enable any partner receiving a buy-sell notice to elect to either purchase the other partner’s interest in the project or sell its interest in the project to the other party. The purchase price will be based on the fair market value of the property.

(3)    We and our joint venture partners earn a 9% priority return on predetermined amounts of contributed capital. Any capital required in excess of the predetermined amounts earns an 11% priority return.

(4)    We and our joint venture partner earn a 6% priority return on unrecovered contributed capital during the first year after the formation of the joint venture agreement; a 6.5% priority return on unrecovered contributed capital during the second year after the formation of the joint venture agreement; and a 7% priority return on unrecovered contributed capital during the third through fifth years after the formation of the joint venture agreement.

Diversified Tenant Base

Because our properties contain various retail formats under one roof, we believe that our tenant base represents one of the more diversified mixes of retailers in the industry. In fact, we actively manage our properties with the goal of eliminating dependence upon individual retail tenants to ensure strong, continued growth of our portfolio’s operating performance. As of December 31, 2004, we had an average of 122 tenants per property and no single tenant accounted for more than 2.44% of our base rent or 3.69% of our aggregate GLA. We further believe that the overall financial stability of our tenant base is strong given the diversity of our retailers and the large number of manufacturer outlet tenants.

The following table sets forth certain information with respect to our ten largest tenants (measured by 2004 base rent) at our properties as of December 31, 2004:

Tenant	% of Total 2004 Base Rent	% of Total Leased GLA	# of Stores
AMC Theatre	2.44	2.02	8
The Gap, Inc.(1)	2.25	2.21	59
Dave and Buster’s, Inc.(2)	1.68	1.50	8
Foot Locker, Inc.(3)	1.64	1.13	92
The TJX Companies, Inc.(4)	1.44	2.44	16
Limited Brands, Inc.(5)	1.35	1.24	67
Burlington Coat Factory	1.32	3.69	14
Foodbrand, L.L.C.(6)	1.25	0.32	28
Bass Pro Outdoor LP	1.20	2.05	7
Rack Room Shoes, Inc.(7)	1.03	0.94	22
Total	15.60	17.54	321

(1)          Includes The Gap, Gap Kids, Banana Republic and Old Navy.

(2)          Includes Dave & Buster’s and Jillian’s restaurant/entertainment venues except for Colorado Mills and Katy Mills. On May 23, 2004, Jillian’s Entertainment Holdings filed for Chapter 11 protection with the U.S. Bankruptcy Court Western District of Kentucky. On November 1, 2004, Dave & Buster’s, Inc. completed the acquisition of nine Jillian’s mall-based locations and the trade name from Jillian’s Entertainment Holdings, Inc. Dave & Buster’s continues to operate Jillian’s entertainment venues in all of our shopping centers where Jillian’s had operated prior to its bankruptcy, other than Colorado Mills and Katy Mills. We are currently searching for a new tenant for the space that Jillian’s occupied at Katy Mills and have a letter of intent with a new tenant for the Colorado Mills location.

(3)          Includes Foot Locker, Foot Action USA, Lady Foot Locker, Kids Foot Locker, Champs Sports and Just for Feet.

(4)          Includes TJ Maxx and Marshalls.

(5)          Includes The Limited, Express, Victoria’s Secret and Bath and Body Works.

(6)          Foodbrand, L.L.C. is a joint venture 60% owned by Mills Enterprises, Inc., an indirect wholly-owned subsidiary, and 40% owned by Panda Express, Inc. The joint venture develops and operates food courts and related facilities at shopping centers and other commercial real estate.

(7)          Includes Off Broadway Shoes and Rack Room Shoes.

Lease Expiration

The following summarizes the expiration of leases across our portfolio assuming none of the tenants exercise their renewal options. Annualized minimum rent is based on the monthly contractual minimum rent in effect on December 31, 2004. Ground leases totaling 2.9 million square feet and tenant owned GLA of 11.7 million square feet are excluded. Square feet and annualized minimum rent are stated in thousands.

		Leased Area		Minimum Rent
Lease Expiration Year	# Expiring	Square Feet	Percent	Annualized	Percent	Average per Square Foot
2005	771	2,925	10%	$67,518	11%	$23.08
2006	627	2,311	8%	56,951	10%	24.64
2007	674	2,301	8%	62,605	10%	27.21
2008	526	2,450	9%	53,660	9%	21.90
2009	579	3,345	12%	68,591	11%	20.51
2010	442	2,671	10%	54,533	9%	20.42
2011	352	1,833	7%	45,146	8%	24.63
2012	291	2,153	8%	39,907	7%	18.54
2013	412	2,023	7%	49,738	8%	24.59
2014	333	1,901	7%	37,959	6%	19.97
2015	101	807	3%	14,905	2%	18.47
After 2015	100	3,157	11%	46,708	9%	14.80
Total	5,208	27,877	100%	$598,221	100%	$21.46

Development Pipeline

Our development pipeline consists of projects under construction and projects under development as more fully described below. A project is deemed to be under development if we have, at a minimum, performed substantive due diligence on the feasibility and desirability of constructing the project.

Projects Under Construction

Pittsburgh Mills—Pittsburgh, PA.   Pittsburgh Mills is scheduled to open during the summer of 2005. As of December 31, 2004, the project was 72.8% pre-leased, including 9 anchor stores. The project is expected to contain approximately 1.1 million square feet of GLA at full build-out at an estimated aggregate project cost of approximately $218.3 million. The project costs will be funded by construction loans and equity contributions from us and our joint venture partners. We had contributed $57.8 million through December 31, 2004 of which $31.8 million was an advance. The advance was repaid in January 2005.

Pittsburgh Mills, located on 313 acres of land in Frazer Township, Pennsylvania, is being developed by the Pittsburgh Mills Limited Partnership, a joint venture between Mills-Kan Am Pittsburgh Limited Partnership, or Mills-Kan Am Pittsburgh, and A.V. Associates Limited Partnership, or AV Associates. As its initial partnership contribution, AV Associates contributed a portion of the land and the rights to acquire the remaining land for the mall. The currently agreed value of these contributions is approximately $9.6 million, which value may be reduced under certain circumstances. Mills-Kan Am Pittsburgh has the option to fund any additional capital necessary for the development of the project until the one year anniversary of the project’s opening. If Mills-Kan Am Pittsburgh does not elect to fund additional capital prior to the one year anniversary of opening or if additional capital is required after such one year anniversary date, each partner will have the option, but not the obligation, to fund any such additional capital with Mills-Kan Am Pittsburgh funding 75% and AV Associates funding 25%. AV Associates will receive a construction period preference equal to 5.5% and a priority return during operations equal to

11% per annum on its qualifying initial capital contribution and 14% per annum on its qualifying additional capital contributions. Mills-Kan Am Pittsburgh will receive a cumulative construction period preference equal to 11%, a priority return during operations equal to 11% per annum on its qualifying initial capital contributions and 14% per annum on its qualifying additional capital contributions. In December 2004, the partnership agreement was amended to provide that 10% of any distribution made to Mills-Kan Am Pittsburgh on its qualifying additional capital contributions above a certain threshold must be paid to AV Associates. Any residual cash flow after preference payments and after repayment of all capital contributions will be distributed 75% to Mills-Kan Am Pittsburgh and 25% to AV Associates.

Commencing one year after the opening and terminating three years after the opening, AV Associates may elect to convert a certain portion of its partnership interest in Pittsburgh Mills Limited Partnership to cash or limited partnership units of Mills LP, at our election. In addition, if, after the opening of Pittsburgh Mills and prior to the exercise of the AV Associates’ conversion right described above, a dispute arises regarding a “Major Decision,” as defined in the partnership agreement, either Mills-Kan Am Pittsburgh or AV Associates can exercise a buy-sell right. Pursuant to the buy-sell provision, the partner receiving a buy-sell notice can elect to either purchase the other partner’s interest in the project or sell its interest in the project to the other party. In addition, commencing on the five year anniversary of opening, AV Associates may put, and Mills-Kan Am Pittsburgh may call, all of AV Associates’ remaining partnership interest for a purchase price to be paid in cash or limited partnership units of Mills LP, at our option. The purchase price will be based on the fair market value of the property.

Mills-Kan Am Pittsburgh, through which we will operate our interest in the Pittsburgh Mills project, is a limited partnership between us and KanAm. Each partner is required to fund 50% of Mills-Kan Am Pittsburgh’s initial capital contribution. We anticipate that the total capital to be contributed by Mills-Kan Am Pittsburgh to Pittsburgh Mills will be $52.0 million. As of December 31, 2004, we and KanAm had each contributed, including advances, $57.8 million to Mills-Kan Am Pittsburgh, of which $115.1 million had been contributed to Pittsburgh Mills Limited Partnership.

Under the terms of the Mills-Kan Am Pittsburgh limited partnership agreement, each partner will receive on a pro rata basis a cumulative construction period preference and a priority return during operations equal to 11% per annum on its unreturned capital contributions. Any residual cash flow after preference payments will be distributed 75% to us and 25% to KanAm. Proceeds from a major capital event, such as the sale of the property or financing under a permanent loan, will be distributed 75% to us and 25% to KanAm after the payment of any accrued but unpaid preferences and the return of all capital contributions. Commencing with the grand opening of the project, we will be entitled to receive an annual asset management fee that will be cumulative and will be payable solely out of KanAm’s share of cash flow or proceeds received for certain capital and other events after all priority returns are paid.

We will guarantee KanAm’s portion of construction debt until qualified permanent financing is secured for the project. In addition, we will guarantee all of KanAm’s construction period preference until the grand opening of the project but KanAm’s construction period preference that we guarantee will decrease from 11% to 9% during the period between the grand opening and the time of the qualified permanent financing.

At specified times following the fifth anniversary of the opening of Pittsburgh Mills, or, if earlier, upon our change in control, either we or KanAm can exercise a put-call right. Pursuant to the put-call provision, we can require KanAm to sell to us for cash or limited partnership units of Mills LP, at KanAm’s election, KanAm’s entire interest in the joint venture entity. Also, pursuant to the put-call provision, KanAm can require us to acquire for cash or limited partnership units of Mills LP, at our election, KanAm’s entire interest in the joint venture entity. Only KanAm may invoke the put-call right in the event of our change in control.

Meadowlands Xanadu—East Rutherford, New Jersey.   In December 2003, we executed a redevelopment agreement with the New Jersey Sports & Exposition Authority (the “NJSEA”) pursuant to which we will redevelop the Continental Arena site in East Rutherford, New Jersey. We have partnered with Mack-Cali Realty Corporation, a leading owner and manager of class A office properties located primarily in the Northeast United States, or Mack-Cali to develop this property. We executed a ground lease for the site in October 2004; received the requisite approvals and permits from the NJSEA and U.S. Army Corps of Engineers in March 2005; and began construction in March 2005. For a description of litigation involving this project, see “Item 3. Legal Proceedings.”

Upon completion, Meadowlands Xanadu is planned to include a family entertainment, recreation and retail complex with five themed zones, and an office and hotel component with four office buildings, a 520-room hotel with conference and exhibition facilities totaling 4.8 million square feet and a minor league baseball stadium. Each lifestyle district will feature dynamic interactive experiences and tailored content provided by hallmark brands, including Entertainment Weekly in the Entertainment Zone; ELLE in the Fashion Zone; and Viking Culinary Arts Center in the Food & Home Zone. We expect to announce other sponsors for the remaining two zones, Sports and Children’s Education, later in 2005. The Meadowlands Xanadu proposal also features the Snow Dome, America’s first year-round indoor Alpine ski resort.

Meadowlands Xanadu will be developed by a joint venture between affiliates of Mack-Cali and Meadowlands Mills Limited Partnership, or Meadowlands Mills/Mack-Cali LP. Upon formation, in exchange for certain contributions and pre-formation expenditures, Meadowlands Mills Limited Partnership received an initial capital account credit of approximately $134 million and Mack-Cali received an initial capital account credit of approximately $292,000. Meadowlands Mills Limited Partnership, the entity through which we and KanAm hold our respective interests in the project, is obligated to contribute 80% of all additional capital to Meadowlands Mills/Mack-Cali LP up to a maximum of 40% of net project costs, and Mack-Cali is obligated to contribute 20% of all additional capital (with certain exceptions) to Meadowlands Mills/Mack-Cali LP up to a maximum of $32.5 million. Each of Meadowlands Mills Limited Partnership and Mack-Cali receives a cumulative preference equal to 9% on its capital contributions. Any residual cash flow after preference payments and repayment of all capital contributions, will be distributed 80% to Meadowlands Mills Limited Partnership and 20% to Mack-Cali.

Meadowlands Mills Limited Partnership is the managing general partner and Mack-Cali Meadowlands Special LLC is the special general partner of Meadowland Mills/Mack-Cali LP, with rights to approve certain “Major Decisions” of the partnership. All disputes arising under the partnership agreement are required to be submitted to mediation and, if necessary after such mediation, submitted to arbitration.

Commencing three years after the opening, either Meadowlands Mills Limited Partnership or Mack-Cali may sell its partnership interest to a third party subject to the following provisions:

•       Meadowlands Mills Limited Partnership has certain “drag-along” rights and Mack-Cali has certain “tag-along rights” in connection with such sale of interest to a third party; and

•       Meadowlands Mills Limited Partnership has a right of first refusal with respect to a sale by Mack-Cali of its partnership interest.

In addition, commencing on the sixth anniversary of opening, Mack-Cali may cause Meadowlands Mills Limited Partnership to purchase, and Meadowlands Mills Limited Partnership may cause Mack-Cali to sell to Meadowlands Mills Limited Partnership, all of Mack-Cali’s partnership interests at a price based on the fair market value of the project.

The partnership agreement for Meadowlands Mills/Mack-Cali LP contemplates that Meadowlands Mills Limited Partnership will develop the entertainment/retail portion of the project and that Mack-Cali may elect to develop specified hotel and office portions of the project. If Mack-Cali so elects, then Mack-

Cali is obligated to contribute 80% of all required equity and Meadowlands Mills Limited Partnership is obligated to contribute 20% of all required equity and Mack-Cali and Meadowlands Mills Limited Partnership will have residual sharing percentages of 80% and 20%, respectively, after payment of all preferred returns and return of capital. If Mack-Cali does not elect to develop the hotel and office portions, Meadowlands Mills Limited Partnership may develop the hotel and office portions with or without a third party partner or sell the leasehold rights in the hotel and office land parcels. If Meadowlands Mills Limited Partnership elects to develop the hotel and office portions, then Mack-Cali may elect to participate in such development with an obligation to fund 20% of all required equity and will receive a residual sharing percentage of 20% after payment of all preferred returns and return of capital.

Meadowlands Mills Limited Partnership is a joint venture between us and KanAm. Meadowlands Mills Limited Partnership had agreed with Empire, Ltd., the previous owner of the “Empire Tract” and Bennett S. Lazare, Esq. pursuant to which Empire, Ltd. and Mr. Lazare had the right to become limited partners in the partnership with a combined twenty percent (20%) limited partnership interest. On October 8, 2004, an entity owned by Meadowlands Mills/Mack-Cali LP acquired the Empire Tract for approximately $17.9 million plus the payment of certain additional fees owed to Empire, Ltd. Additionally, Meadowlands Mills/Mack-Cali LP acquired the rights that Mr. Lazare had to become a limited partner for approximately $7.7 million plus the payment of a fee due to Mr. Lazare. Empire, Ltd. and Mr. Lazare released all of their rights to become limited partners in Meadowlands Mills Limited Partnership in consideration for these monies. As of December 31, 2004, we had invested $109.3 million, including capitalized interest and overhead, in Meadowlands Mills Limited Partnership. KanAm’s invested capital in Meadowlands Mills Limited Partnership was $210.2 million as of December 31, 2004.

As a condition to the commencement of work to fill wetlands on the Continental Arena site pursuant to a permit issued by the U.S. Army Corps of Engineers and pursuant to the executed redevelopment agreement with the NJSEA, the Meadowlands Mills/Mack-Cali LP conveyed the Empire Tract to a non-profit conservation trust. Pursuant to the First Amendment to the Redevelopment Agreement with the NJSEA, the amount of $26.8 million is to be paid or credited by the NJSEA upon the transfer of the Empire Tract to the non-profit conservation trust. We executed a ground lease for the site in October 2004, under which the joint venture is required to pay an initial deposit totaling $160.0 million, of which $50.0 million was paid to escrow in March 2005 after receiving the required approvals and permits to proceed with the project.

Pursuant to the Meadowlands Mills Limited Partnership agreement, we and KanAm each are entitled to receive a cumulative construction period preference and a priority return during operations equal to 9% per year. The Meadowlands Mills Limited Partnership will raise funds to permit the current payment by the Meadowlands Mills Limited Partnership of the construction period preference prior to the completion of the entertainment/retail component. Payment of the construction period preference to KanAm is guaranteed by us until substantial physical completion of construction of the project and the closing of a permanent loan. We may accrue our construction period preference at our option. At specified times following the tenth anniversary of the project’s opening, either we or KanAm can exercise a put-call provision. Pursuant to the put-call provision, we can require KanAm to sell to us for cash or limited partnership units of Mills LP, at KanAm’s election, KanAm’s entire interest in the partnership. Also, pursuant to the buy-sell provision, KanAm can require us to acquire for cash or limited partnership units of Mills LP, at our election, KanAm’s entire interest in the partnership at a price based on the fair market value of the project.

Projects Under Development

In addition to the projects currently under construction, we are also actively pursuing the development of other projects. These projects are in various levels of the due diligence stage during which we determine site/demographic viability, negotiate tenant commitments and work through third-party approval processes. Generally, we will not begin construction on these projects until we have completed our due diligence and have obtained significant pre-leasing commitments. While we currently believe that these projects will ultimately be completed, we cannot assure you that they will actually be constructed or that they will have any particular level of operational success or ultimate value. The following is a brief description of our current development projects:

Mercati Generali—Rome, Italy.   On November 19, 2004, the City of Rome announced that we were the winning bidder to develop an urban retail, entertainment and cultural center on the former site of Mercati Generali, a general food market near the Roman Forum and Coliseum. On January 24, 2005, the City of Rome issued the Provisional Award for the proposed development. We anticipate receiving the Final Award no later than during the second quarter of 2005. Once the City of Rome has issued the Final Award, we have 60 days to execute a Concession Agreement with the City, under which we will have the right to develop and operate the property for 60 years. We intend to develop the site with two other primary partners—Lamaro Appalti S.p.a. and Cogeim S.p.a. We have executed a preliminary joint venture agreement with these parties, and expect to execute a definitive joint venture agreement before we execute the Concession Agreement with the City of Rome. We anticipate breaking ground in 2005; the project is currently expected to provide approximately 830,000 square feet of leisure, cultural and retail options.

108 North State Street—Chicago, Illinois.   In June 2002, we were selected by the City of Chicago to negotiate the development of 108 N. State Street, a key city block opposite the Marshall Fields department store in downtown Chicago, as a 21st Century Retail and Entertainment Center mixed-use project including retail, office, residential and hotel uses. We are proceeding with obtaining the appropriate entitlements. We continue to discuss the proposed retail portion with prospective tenants and continue to negotiate with office and hotel developers to develop those portions of the project.

San Francisco Piers 27-31—San Francisco, California.   In April 2001, the San Francisco Port Commission awarded us the exclusive right to negotiate for a long-term lease on Piers 27-31 on the San Francisco waterfront. We plan to develop a 21st Century Retail and Entertainment Center full-price mixed-use retail, office, entertainment and recreation project that will include a maritime focused YMCA. These negotiations began in 2003, and in the fourth quarter of 2004 the Port Commission endorsed our financial and site plan. We are proceeding with obtaining entitlements at the state and local level.

Woodbridge, Virginia.   In 2004, we purchased property in northern Virginia located near Potomac Mills. We are proceeding with obtaining entitlements at the state and local level. We and our partner Lerner Enterprises plan on developing an open air 21st Century Retail and Entertainment Center.

Projects Under Redevelopment and Renovation

We are also engaged in various redevelopment and renovation projects at some of our operating properties. The following is a brief description of those projects:

Sawgrass—Ft.Lauderdale, Florida.   In 2004, we completed our renovation plans to upgrade the fourteen year old shopping center, which included replacing the flooring and interior graphics, introduced brighter color schemes, added new lighting fixtures and improved the seating areas in the food courts. We also improved the exterior of the shopping center. Finally, we began construction of a 110,000 square foot open-air promenade called The Colonnade, which will include additional retail and dining options.

Del Amo—Los Angeles, California.   We continue to pursue our plan to redevelop our Del Amo Fashion Center that will include the addition of new department store anchors and the introduction of additional tenants with higher price points than the property’s current tenants. In 2004, we demolished the vacant wing, formerly anchored by Montgomery Ward, and began to construct an open air retail and lifestyle wing, which we anticipate opening in the first half of 2006. Additionally, it is anticipated that a parcel of peripheral land will be sold.

In addition to the projects discussed above, we are also conducting due diligence on several other proposed sites for future projects, including sites in Boston, Massachusetts; Tampa, Florida; and San Francisco, California. We are also reviewing other potential retail and entertainment development opportunities internationally. For example, we are exploring follow-on opportunities beyond Madrid Xanadú for sites in and around Seville, Valencia and Barcelona, Spain. In addition, we are pursuing various opportunities in the United Kingdom and Italy.

Item 3.                        Legal Proceedings

In March 2003, Hartz Mountain Industries, Inc., or Hartz, filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the New Jersey Sports and Exposition Authority, or NJSEA, from entering into a contract with us and Mack-Cali for the redevelopment of the Continental Arena site. In May 2003, the court denied Hartz’s request for an injunction and dismissed its suit for failure to exhaust administrative remedies. In June 2003, the NJSEA held hearings on Hartz’s protest, and on a parallel protest filed by another rejected developer, Westfield, Inc., or Westfield. On September 10, 2003, the NJSEA ruled against Hartz’s and Westfield’s protests. Hartz, Westfield and four taxpayers thereafter filed appeals from the NJSEA’s final decision. In January 2004, Hartz and Westfield also appealed the NJSEA’s approval and execution of the formal redevelopment agreement with the Mills LP. By decision dated May 14, 2004, the Appellate Division of the Superior Court of New Jersey rejected Hartz’s contention that the NJSEA lacks statutory authority to allow retail development of its property. The Supreme Court of New Jersey has declined to review the Appellate Division’s decision. Several appeals filed by Hartz, Westfield and others, including certain environmental groups, that challenge certain approvals received by the Mills LP from the NJSEA, the New Jersey Meadowlands Commission and the New Jersey Department of Environmental Protection remain pending before the Appellate Division. The Appellate Division, in a decision rendered on November 24, 2004, completed its review of Hartz’s Open Public Records Act appeal and the remand proceeding it earlier ordered and upheld the findings of the Law Division in the remand proceeding. Hartz has petitioned the Supreme Court of New Jersey to review the Appellate Division’s decision and that petition remains pending. The NJSEA held further hearings on December 15 and 16, 2004, at Hartz’s request to review certain additional facts in support of its bid protest. The NJSEA conducted further hearings on the bid protest of Hartz and Westfield on December 16 and 17, 2004. On March 4, 2005, the Hearing Officer rendered his Supplemental Report and Recommendation to the NJSEA, finding no merit in the protests presented by Hartz and Westfield. The NJSEA accepted the Hearing Officer’s Supplemental Report and Recommendation on March 30, 2005.  On March 30, 2005, the Sierra Club, the New Jersey Public Interest Group Citizen Lobby, Inc. and the New Jersey Environmental Federation filed a lawsuit in the United States District Court for the District of New Jersey, challenging a permit issued by the U.S. Army Corps of Engineers in connection with the project and seeking a preliminary injunction to stop certain fill activities on the project site. We believe that Mills LP’s proposal and the planned project fully comply with applicable laws, and intend to continue our vigorous defense of our rights under the executed Redevelopment Agreement and recently executed Ground Lease. We do not believe that the pending appeals will have any material affect on our ability to develop the project.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2004.

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

TMC common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “MLS”. Mills LP common partnership units are not traded. Each partnership unit of Mills LP (other than those owned by us) is exchangeable in accordance with Mills LP’s partnership agreement for, in TMC’s sole discretion, the cash equivalent of a share of TMC’s common stock or for a share of TMC’s common stock.

As of March 28, 2005, there were 1,078 TMC stockholders of record and 1,964 unit holders of Mills LP.

The following table sets forth, for each quarterly period during the last two years, the high and low closing sale prices per share of TMC’s common stock as reported on the NYSE and the dividends per share that TMC paid. Mills LP paid per unit distributions to its common unit holders equal to the dividend per share that TMC paid. We have made consecutive quarterly distributions since our initial public offering in 1994.

2004	High	Low	Dividends
First Quarter	$53.29	$43.35	$0.5650
Second Quarter	53.54	38.48	0.5950
Third Quarter	52.60	44.89	0.5950
Fourth Quarter	63.76	52.00	0.5950
			$2.3500

2003
First Quarter	$31.59	$27.55	$0.5475
Second Quarter	34.15	31.31	0.5650
Third Quarter	39.35	33.77	0.5650
Fourth Quarter	44.00	39.58	0.5650
			$2.2425

In February 2005, our board of directors approved an increase in TMC’s quarterly dividend rate and Mills LP quarterly distribution rate to $0.6275 per share of common stock or unit commencing with the first quarter of 2005 payable in May 2005. Our ability to make dividend distributions depends on a number of factors, including net cash provided by operating activities, financial condition, capital commitments, debt repayment schedules and other factors. Holders of TMC common stock and Mills LP common partnership units are entitled to receive distributions when, as and if declared by our board of directors out of funds legally available for that purpose.

In order to qualify as a REIT, TMC is required to make dividend distributions to its stockholders. The amount of these distributions must equal at least:

•       the sum of (A) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (B) 90% of the net income (after tax), if any, from foreclosure property, minus

•       the sum of certain non-cash income items over 5% of our “REIT taxable income” (computed without regard to dividends paid deduction and our net capital gain).

For federal income tax purposes, dividend distributions may consist of ordinary income, capital gains, nontaxable return of capital or a combination of those items. Dividend distributions that exceed TMC’s current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend, which reduces a stockholder’s basis in the shares of common stock and will not be taxable to the extent that the dividend distribution equals or is less than the stockholder’s basis in the stock. To the extent a dividend distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the stock, that dividend distribution will be treated as a gain from the sale or exchange of that stockholder’s stock. Every year, we notify TMC stockholders of the tax treatment of our dividend distributions paid during the preceding year.

The following table sets forth the approximate taxability of common stock dividend distributions paid in 2004 and 2003 on a per share basis:

	2004	2003
Ordinary income	$1.1853	$1.0764
Capital gains	0.6054	0.1569
Unrecaptured Section 1250 gains	0.0188	—
Return of capital	0.5405	1.0092
	$2.3500	$2.2425

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

TMC does not currently have in effect a plan to repurchase its common shares in the open market; however, beginning on January 1, 2005, we began to purchase shares surrendered to us to pay withholding taxes due upon the vesting of restricted securities or the exercise of a stock option by our officers. As stated above, each partnership unit of Mills LP (other then those owned by TMC) is exchangeable in accordance with Mills LP partnership agreement for, in TMC’s sole discretion, the cash equivalent of a share of TMC’s common stock or for a share of TMC’s common stock.

Item 6.                        Selected Financial Data

The selected financial data that follows should be read in conjunction with the consolidated financial statements and accompanying notes of TMC and Mills LP and the discussion set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each included elsewhere in this Form 10-K.

	Years Ended December 31,
	2004	2003	2002	2001	2000
		(Restated)	(Restated)	(Restated)	(Restated)
	(Dollars in millions, except per share data)
Operating revenues	$684.8	$400.8	$239.3	$195.6	$190.9
Mills LP Components of Income:
Income from continuing operations	$220.4	$146.1	$72.8	$22.9	$45.6
Discontinued operations	—	0.1	0.4	0.4	—
Cumulative effect of FIN 46 adoption(b)	51.4	—	—	—	—
Mills LP net income	$271.8	$146.2	$73.2	$23.3	$45.6
TMC Components of Income:
Income before minority interest in Mills LP	$220.4	$146.1	$72.8	$22.9	$45.6
Minority interest in Mills LP	(30.5)	(31.1)	(22.3)	(8.9)	(18.4)
Income from continuing operations	189.9	115.0	50.5	14.0	27.2
Discontinued operations, net of minority interest in Mills LP	—	0.1	0.3	0.2	—
Cumulative effect of FIN 46 adoption, net of minority interest in Mills LP(b)	42.1	—	—	—	—
TMC net income	$232.0	$115.1	$50.8	$14.2	$27.2
Earnings per common share and unit—diluted:
Continuing operations	$2.71	$1.91	$1.33	$0.55	$1.17
Discontinued operations	—	—	0.01	0.01	—
Cumulative effect of FIN 46 adoption	0.79	—	—	—	—
Earnings per share and unit—diluted	$3.50	$1.91	$1.34	$0.56	$1.17
Dividends paid per common share and unit	$2.35	$2.24	$2.18	$2.12	$2.05
Weighted average number of shares/units outstanding (in thousands):
TMC common shares—diluted	54,079	45,785	36,355	25,491	23,338
Mills LP common units—diluted	64,910	61,550	52,982	41,508	39,166
Portfolio Data at end of period:
Gross Leasable Area (“GLA”) (square feet in thousands)	45,978	32,586	20,400	18,261	17,047
Number of operating properties	38	26	17	16	14
Balance Sheet Data:
Real estate assets before accumulated depreciation	$6,192.0	$3,442.2	$2,219.5	$1,522.7	$1,337.9
Total assets	$6,103.2	$3,276.4	$2,111.0	$1,303.5	$1,112.4
Mortgages, notes and other loans payable	$3,826.6	$2,119.3	$1,236.7	$967.3	$908.9

(a)           Restated for the impact of the matters discussed below and in the notes to the consolidated financial statements of TMC and Mills LP.

(b)          Cumulative effect on prior years of adopting FIN 46 on a prospective basis effective March 31, 2004. See below and Note 3 to the consolidated financial statements of TMC and Mills LP.

Restatement

We announced on February 16, 2005, that we would restate our audited financial results for the fiscal years ended December 31, 2003 and 2002, and our unaudited quarterly results for the first three quarters of 2004 to correct our accounting treatment of various items to conform with Generally Accepted Accounting Principles, or GAAP. The following describes the significant aspects of the restatement.

•       Equity in earnings. We changed our method of computing our equity in the earnings of our joint ventures and have applied the change retroactively to the origination of our involvement in each of these joint ventures. Previously, we used an estimate of our economic ownership in the joint venture based on projected cash flows. The method reflected in the restatement, allocates income to equity participants based on the terms of the respective partnership agreements upon an assumed liquidation of the joint venture at its depreciated book value as of the end of the reporting period.

•       Capitalized interest. We changed our method for capitalizing the interest on borrowings made to fund our development and other construction projects. Previously, we capitalized interest using computed rates on excess proceeds from refinancing various loans based on an incremental interest cost approach. The amount we now capitalize is based on the stated interest rates, including amortization of deferred financing costs. The calculation includes interest costs that theoretically could have been avoided, based first on project specific borrowings then on an assumed repayment of our highest rate debt, had the underlying development and construction activities not been undertaken.

•       Other capitalized costs. We changed our accounting for leasing and financing overhead to expense these costs as incurred to the extent of our partners’ interests in the underlying entities. We previously capitalized these costs and expensed them as the related fees were recognized. We also corrected our accounting for lease inducements to amortize them against revenue over the life of the lease.

•       Gain on sale of joint venture interests. In the third quarter of 2003, we reported a sale of partial interests in three joint ventures and recognized an aggregate gain of $8.5 million. Due to our continuing involvement in the joint ventures, Statement of Financial Accounting Standards No. 66 “Accounting for Sales of Real Estate”, or SFAS 66, precluded us from recognizing the transactions as sales in 2003. In the restatement, we recorded the sales and related gains in the second quarter of 2004 when the underlying joint venture agreements were amended to remove the terms comprising the continuing involvement.

•       Promotion funds.  Under our lease agreements, tenants are required to fund costs associated with promoting the property. The restatement reflects amounts received from tenants as “Recoveries from tenants” and the associated expenses are reflected as “Recoverable from tenants.”  These amounts had previously been presented on a net basis. Currently, revenues in excess of expenses are deferred until the associated costs are incurred and promotion costs are expensed as incurred.

•       Other. In conjunction with the restatement, we also made adjustments to our accounting for various other miscellaneous items, including (i) calculating straight-line rent from the date the tenant takes control of the space, rather than our previous practice of recognizing rent as of the lease commencement date; (ii) the correction of some purchase price adjustments; and (iii) restating gains on residual land sales from joint ventures to expense capitalized interest upon sale.

In addition, we have grossed up our income statement to no longer net certain fees and the costs incurred to earn those fees.

Adoption of FIN 46

In our Form 10-Q for the period ended March 31, 2004, we adopted Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46”) and applied it prospectively. At that time, we did not include all of our joint ventures with KanAm in the consolidation. We have since determined that our joint ventures with KanAm and its affiliates are variable interest entities and that we are the primary beneficiary of each of these joint ventures based on a  comparison of our voting rights relative to our obligation to absorb expected losses or right to receive residual returns. As a result, we have consolidated twelve previously excluded KanAm joint ventures effective March 31, 2004. In total the joint ventures consolidated upon the adoption of FIN 46 had total assets of $2,701.7 million and total liabilities of $1,932.7 million. The FIN 46 adoption also resulted in the recordation, as of March 31, 2004, of a cumulative effect adjustment to increase earnings by $42.1 million, net of minority interest of $9.3 million, reflecting additional capitalized interest as if the entities had been consolidated during their respective construction periods, some of which began in 1995. The following presents the pro forma impact of FIN 46 on our income had we adopted its provisions retroactively.

	Years Ended December 31,
	2004	2003	2002	2001	2000
		(Restated)	(Restated)	(Restated)	(Restated)
TMC income from continuing operations	$189.9	$115.0	$50.5	$14.0	$27.2
TMC pro forma income from continuing operations	$190.9	$119.5	$55.4	$19.2	$33.6
Mills LP income from continuing operations	$220.4	$146.1	$72.8	$22.9	$45.6
Mills LP pro forma income from continuing operations	$221.5	$152.1	$80.0	$31.4	$56.4
Earnings per share and unit from continuing operations:
Diluted:
As reported	$2.71	$1.91	$1.33	$0.55	$1.17
Pro forma	$2.73	$2.01	$1.46	$0.75	$1.44

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes the financial condition and results of operations of both The Mills Corporation, or TMC, and The Mills Limited Partnership, or Mills LP, of which TMC is the sole general partner and in which TMC owned a 1.00% general partner interest and a 85.12% limited partner interest as of December 31, 2004. TMC conducts all of its business and owns all of its properties through Mills LP and Mills LP’s various subsidiaries. As the general partner of Mills LP, TMC has the exclusive power to manage the business of Mills LP, subject to certain limited exceptions.

Except as otherwise required by the context, together TMC and Mills LP are referred to as “Mills,” “we,” “us,” and “our.”

This discussion should be read in conjunction with TMC’s and Mills LP’s consolidated financial statements and related notes included elsewhere in this report and the Critical Accounting Policies outlined at the end of this section. Forward-looking statements contained herein are based on current expectations and assumptions that are subject to risks and uncertainties and are not guarantees of future performance. Such forward-looking statements include, among others, statements regarding development and construction costs, lease expirations and extension of loan maturity dates. Actual results could differ materially because of factors discussed in “Risk Factors” contained elsewhere in this report.

As more fully described in the notes to our consolidated financial statements, we have restated our previously issued consolidated financial statements to correct our accounting treatment of certain items, including the methodology we used to determine our equity in joint venture earnings and the rates applied in our capitalized interest calculations. All financial information contained herein has been revised to reflect the restatements.

Overview

We are a fully integrated, self-managed real estate investment trust (“REIT”) engaging in the ownership, development, redevelopment, leasing, acquisition, expansion and management of a portfolio of retail and entertainment-oriented centers. As of March 31, 2005, we owned or had an interest in 41 properties, consisting of seventeen super-regional Mills Landmark Centers, twenty-two regional 21st Century Retail and Entertainment Centers and two International Retail and Entertainment Centers. Through an indirect wholly owned subsidiary, we provide development, management, leasing and financial services to entities owned by certain of our joint ventures.

Executive Summary

We are engaged in the development, acquisition and operation of retail and entertainment real estate. Our primary source of revenue is tenant leases and therefore we endeavor to provide an environment where consumers are drawn to our properties providing tenants the ability to achieve success through high sales volumes. Properly defining the market area and its demographics, along with evaluating trends in where and how people shop, are key elements both in identifying properties for acquisition and sites which can be successfully developed.

In 2002, we articulated a three-prong strategy of expanding beyond our super-regional Mills Landmark Centers to encompass regional 21st Century Retail and Entertainment Centers and International Retail and Entertainment Centers. Through December 31, 2004, this strategy has resulted in the acquisition of all, or a portion, of the ownership interests in nineteen 21st Century Retail and Entertainment Centers, two Mills landmark centers and the opening of Madrid Xanadú, our first international, ground-up development. At the same time, our historical development pipeline produced two additional Mills Landmark Centers. We anticipate continuing this strategy of expansion through property acquisition and ground-up developments in the U.S. and elsewhere.

Operating results at our individual operating properties are impacted by the supply and demand for retail space, the strength or weakness of consumer demand and the financial health of retail tenants. Key measures used in evaluating the performance of our individual operating properties include in-line tenant sales volume, in-line tenant sales per square foot, average rents, re-leasing spreads and occupancy rates,

Individual operating property performance is also monitored and evaluated using certain non-GAAP financial measures, specifically funds from operations (“FFO”) and net operating income (“NOI”). FFO is a metric widely used in our industry and is used by us both as means to evaluate the performance of our properties and as one of several criteria to determine performance based bonuses. NOI affords us the opportunity to assess the results of an individual property before considering its unique capital structure and historical asset base. FFO and NOI are supplemental measures of operating performance and should not be considered as measures of liquidity, alternatives to net income or any other performance measure determined in accordance with GAAP. Further, FFO and NOI measures presented by us may not be comparable to other similarly titled measures of other companies. We urge the users of our financial statements, including investors and potential investors in our securities, to carefully review the reconciliations of these measures to comparable GAAP measures contained below.

Interest rates are a critical factor in all facets of our business. Consistent with the real estate industry, we finance our projects with significant amounts of debt so fluctuations in interest rates could have a significant impact on our results of operations. We attempt to mitigate our exposure to interest rate fluctuations by using long-term fixed rate or hedged to maturity debt on our stabilized properties and by hedging a portion of our floating rate construction debt.

In acquiring a property we evaluate the property’s historical tenant sales levels, average rents and re-leasing spreads. Our ability to finance the investment through debt and/or the sale of partnership interests is also a factor. Additional considerations include expansion and/or redevelopment opportunities afforded by the property and the potential to add value to the existing property by enhancing the tenant mix and/or adding dining and entertainment options.

For foreign investments, we evaluate additional factors such as the ability to work with local partners and financiers; the stability of the local economy; costs associated with foreign taxes; currency hedging strategies; statutory requirements; and local customs.

Operating Portfolio Data

As noted above, we use a number of key measures to evaluate the performance of our individual operating properties. We also use these measures in reviewing the performance of our combined portfolio of comparable properties. Comparable properties for this purpose are defined as stabilized wholly owned and/or joint venture operating properties that we have owned and/or that have been open for at least two years. Key measures for our comparable operating portfolio in 2004 relative to 2003 were as follows:

•       In-line tenant sales increased in all categories: gross sales per square foot rose $31 to $368; same space sales rose 3.5% and same center tenant sales per square foot rose $23 to $362.

•       Total average rent per square foot increased $1.86 to $22.65: average rent per square foot for in-line tenants rose $2.12 to $32.68 while average rent per square foot for anchor tenants remained relatively constant increasing $0.02 to $11.64.

•       Re-leasing spreads, excluding properties in the initial lease up period, rose 13.7% for in-line spaces and 30.6% for same space anchors.

•       Comparable occupancy rose 1.5% to 96.3%; an overall occupancy rate of 93.3% was maintained in both periods despite redevelopment efforts at various centers.

•       Comparable NOI increased 3.1% to $349.8 million.

•       Operating income increased 28.3% to $185.4 million.

The general improvement in our key operating metrics reflects a strengthening U.S. economy in 2004 and the continuing achievements of our remerchandising efforts. Re-leasing spreads illustrate that when leases terminate we are able to re-lease the space to retailers at higher rents but even more importantly to tenants that may generate much higher sales volumes thereby attracting more consumers to our properties and benefiting all of the retailers at the property.

NOI is a non-GAAP measure which we believe provides us the opportunity to better assess the results of our operating properties before considering each property’s unique capital structure and historical asset base. For our purposes, NOI is comprised of property revenue (minimum rent, percentage rent, recoveries from tenants and other property revenue) less recoverable expenses and other operating expenses. Other operating expense includes bad debt expense but excludes interest expense, management fees and depreciation and amortization. NOI measures presented by us may not be comparable to other similarly titled measures of other companies. Operating income, a component of net income, is considered by management to be the most comparable GAAP measure relative to NOI. Reconciliations between operating income and NOI follow (in millions):

	Years Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Consolidated:
Operating income	$185.4	$144.5	$88.2
Add (deduct):
General and administrative	46.5	26.1	17.4
Cost of fees	29.9	16.9	15.3
Depreciation and amortization	199.5	88.7	47.9
Management and other fee income	(15.5)	(34.8)	(36.3)
Consolidated NOI	$445.8	$241.4	$132.5

Results of Operations

The comparability of our operating results over the past three years has been significantly impacted by changes in our consolidated property portfolio. As discussed under Liquidity and Capital Resources, during this three year period, we have acquired all or a portion of 21 properties; we have sold or conveyed a portion of six properties; and we have opened or re-opened four properties. In addition, as described under Critical Accounting Policies, on March 31, 2004, we adopted the provisions of FIN 46 which resulted in consolidating the results of operations of 15 previously unconsolidated joint ventures effective April 1, 2004. Our partners’ equity in the results of these consolidated joint ventures and the attribution to us, as primary beneficiary, of the elimination of interest and fees against the results of the consolidated joint ventures are classified as “Minority interest in consolidated joint ventures” in our income statement. In evaluating our results of operations on a consolidated basis, it is important to isolate the impact of properties opened, acquired and sold during either period. In the following discussions we focus on our comparable operations which we define as properties that we have owned, that are stabilized, and which were open during the periods being compared.

2004 compared to 2003:

Mills LP net income rose to $271.7 million from $146.2 million in 2003. The overall increase reflects gains on the sale or conveyance of joint venture interests ($99.3 million in 2004 versus $0.7 million in 2003); decreased interest expense due to the capitalization of interest related to joint ventures consolidated upon adoption of FIN 46; and $21.2 million of development fees and interest income related to our Meadowlands Xanadu development project. These increases were partially offset by foreign currency exchange gains of $15.2 million in 2004 compared to gains of $38.6 million in 2003. Other factors contributing to the change are discussed below.

TMC net income increased to $232.0 million from $115.1 million in 2003 reflecting the increase in Mills LP net income and the impact of TMC’s increased ownership of Mills LP as compared to that as of December 31, 2003. TMC’s ownership in Mills LP increased to 86.12% as of December 31, 2004 from 78.88% at December 31, 2003 primarilly due to redemption of Mills LP units.

Portfolio results of operations:

The following reconciles portfolio operating results to our consolidated amounts. Our discussion and analysis focuses principally on comparable operating results which does not distinguish between wholly and partially owned properties. Non-comparable includes the results of recently opened and/or acquired properties.

	Comparable	Non-comparable	Total	Less Unconsolidated Joint Ventures	Consolidated
2004:
Minimum rent	$306.7	$245.0	$551.7	$140.5	$411.2
Other revenue	195.5	164.7	360.2	102.1	258.1
Property revenue	502.2	409.7	911.9	242.6	669.3
Property operating costs	152.4	143.2	295.6	71.7	223.5
Net operating income	$349.8	$266.5	$616.3	$170.9	$445.8
Mills proportionate share	$248.3	$202.3	$450.6	$85.8	$364.8

2003 (Restated):
Minimum rent	$291.0	$146.2	$437.2	$223.9	$213.3
Other revenue	192.1	95.6	287.7	135.0	152.7
Property revenue	483.1	241.8	724.9	358.9	366.0
Property operating costs	143.8	80.5	224.3	99.7	124.6
Net operating income	$339.3	$161.3	$500.6	$259.2	$241.4
Mills proportionate share	$274.3	$134.4	$408.7	$167.3	$241.4

Included above as comparable are the results of joint venture operations that were consolidated under FIN 46 beginning April 1, 2004, and that were owned and whose properties were open and stabilized during the periods presented. Operating data for both comparable and non-comparable joint ventures consolidated under the provisions of FIN 46 for the nine months ended December 31, 2004 was as follows (in millions):

Property revenue	$284.1
Property operating costs	(98.5)
Depreciation and amortization expense	(88.7)
Interest expense	(75.1)
Other income, net	17.7
Net income	$39.5

Comparable NOI rose $10.5 million or 3.1% in 2004 compared to 2003. Mainstreet, our pushcart operation, contributed over half of the overall increase in minimum rent while the remainder resulted principally from the increases noted in re-leasing spreads and average rents discussed previously under Operating Portfolio. The change in other revenue was primarily due to tenant lease buy-out income.

Corporate:

The following compares the components of our corporate operations (in millions):

	2004	2003	% Change
	(Restated)
Management and other fee income	$11.6	$15.7	(26.1)%
Cost of fee income	$29.9	$16.9	76.9%
General and administrative expenses	$46.5	$26.1	78.2%
Depreciation and amortization	$199.5	$88.7	124.9%

Management and other fee income in 2004 does not include fees from joint ventures that have been consolidated since March 31, 2004 under the provisions of FIN 46.

Cost of fee income for 2003 includes the amounts that were previously netted against management and other fee income. In 2004, the associated revenues are classified both in management and other fee income and in the attribution to Mills of the elimination of fees included in minority interest. Cost of fees represented approximately the same percentage of gross fee revenues in both years.

General and administrative expenses increased $20.4 million to $46.5 million in 2004 which reflects the incremental costs and our ongoing efforts to recruit, retain and reward the human resources necessary to manage a larger and more complex portfolio as well as costs incurred in 2004 to implement the requirements of the Sarbanes-Oxley Act and the impact of changes in our capitalization of costs.

Depreciation and amortization expense increased primarily due to non-comparable operations, higher capital expenditures for space alterations for tenants whose leases commenced during 2004 or late in 2003, and our new software systems which came on line July 1, 2004.

Other:

The following compares components of other income (expense) in 2004 to 2003 (in millions):

	2004	2003	Change
	(Restated)
Interest expense	$(148.5)	$(80.6)	$(67.9)
Foreign currency exchange (losses) gains	15.2	38.6	(23.4)
Interest income	9.0	11.5	(2.5)
Other, net	9.2	(3.2)	12.4
Gain on sales of joint venture interests	99.3	0.7	98.6

Interest expense increased 84.2% on a consolidated basis. Of this, $56.9 million is attributable to the joint ventures consolidated upon the adoption of FIN 46 offset in part by additional capitalized interest relating to these joint ventures. The remaining increase was due principally to higher average balances on our line of credit.

Minority interest in consolidated joint ventures is the result of our consolidation of joint ventures pursuant to the provisions of FIN 46. The results of these joint venture operations are included in our consolidated results from April 1, 2004. Equity in earnings of consolidated joint ventures represents our partners’ share in the results of these operations. The elimination of intercompany interest and fees against the results of these operations is attributed to us, as primary beneficiary, and includes development fees of $39.6 million and interest income of $8.3 million.

Foreign currency exchange gains result principally from re-measuring our non-U.S. investment and advance balances which are denominated in local currencies into the U.S. dollar for reporting purposes.

Foreign currency exchange losses recorded during the first half of 2004 were recovered in the second half of 2004 as the U.S. dollar weakened relative to the Euro and Canadian dollar.

Interest income declined by 21.7% since $8.1 million is reflected as attribution to us of the elimination of interest and fees in 2004 whereas the comparable amount of $3.4 million was reflected as interest income in 2003. Additionally, there was a lower advance to Madrid Xanadú in 2004 resulting in lower interest income. These decreases were partially offset by $3.5 million of income earned by our consolidated joint ventures during the last nine months of 2004.

Other, net increased $12.4 million primarily due to additional land sale income of $19.1 million, of which $13.2 million relates to joint ventures consolidated upon the adoption of FIN 46. This increase was partially offset by additional abandoned project costs of $6.1 million.

Gain on sales of joint venture interests reflects gains on the sale or conveyance of joint venture interests in six properties during 2004 compared to one in 2003 as more fully described under Liquidity and Capital Resources.

2003 compared to 2002:

Results of Operations

In evaluating our results of operations on a consolidated basis from year-to-year, it is important to isolate the impact of properties opened, acquired or sold during either period. Since for our consolidated portfolio, over 90% of the increase in each property related line item is related to the growth in the portfolio, our discussion will focus on the portion of the increase or decrease related to our stabilized properties that we have owned and/or that have been open for at least two years (“Comparable Operations”). The acquisitions and developments are discussed in the Liquidity and Capital Resources portion of this discussion.

The line items shown in the following tables are the items we think are important in understanding our operations and which had significant changes from year-to-year.

Comparison of Years ended December 31, 2003 and 2002

The following table reflects key items from our audited statements of income (in millions):

	2003	2002	% Change
	(Restated)	(Restated)
Revenues:
Property revenue	$366.0	$203.0	80.3%
Management and other fee income	34.8	36.3	(4.1)%
Total operating revenues	$400.8	$239.3
Operating Expenses:
Property operating expenses	$124.8	$70.5	77.0%
General and administrative expenses	26.1	17.4	50.0%
Cost of fee income	16.9	15.3	10.5%
Depreciation and amortization	88.7	47.9	85.2%
Total operating expenses	$256.5	$151.1
Interest income	$11.5	$7.4	55.4%
Interest expense, net	$80.6	$55.7	44.7%
Foreign currency exchange gains, net	$38.6	$11.6	232.8%

Income before minority interest in Mills LP increased $73.0 million or 100% in 2003 primarily due to properties acquired in late 2002 and during 2003, properties developed and placed in service in late 2002 and during 2003 and foreign currency exchange gains.

Property revenue—property revenue increased $163.0 million or 80.3% from 2002 to 2003. Of the increase 7.0%, or $11.4 million, was contributed by our Comparable Operations and is attributable to a $9.2 million increase in minimum rent. Nearly half of the increase in minimum rent was contributed by Mainstreet, our push cart operation. Other increases in minimum rent were due to increased occupancy, higher rents and a full year of rents for tenants that moved into centers late in 2002.

Management and other fee income and Cost of fee income—management and other fee income decreased $1.5 million or 4.1% from 2002 to 2003. Cost of fee income increased $1.6 million or 10.5% from 2002 to 2003. While management fee income rose from our larger portfolio of unconsolidated joint ventures, developments fees decreased $4.4 million in 2003 when compared to 2002. Development, leasing and financing fees are related to specific transactions and tend to have higher variability between periods. Cost of fee income was a lower percentage of the associated revenues since development fees were higher in 2002 and development fees have the highest profit margin.

Property operating expenses—property operating expenses, which includes recoverable from tenants and other operating, increased $54.3 million, or 77.0%, from 2002 to 2003. Of the increase 5.3%, or $2.9 million, was related to our Comparable Operations.

General and administrative expenses—general and administrative expenses increased $8.7 million or 50.0% from 2002 to 2003. Of the increase, $6.2 million is attributable to strengthening the corporate staff in terms of size, experience and knowledge base to better manage the larger portfolio and the growing complexities of property acquisitions, international operations and our multi-faceted development opportunities.

Depreciation and amortization—depreciation and amortization increased 85.2%, or $40.8 million from 2002 to 2003, of which $34.1 million is attributable to recently acquired and opened centers.

Interest income, net—interest income, net increased $4.1 million or 55.4% from 2002 to 2003. The increase is primarily attributable to interest earned on advances to Madrid Xanadú made late in 2002 that were outstanding in 2003.

Interest expense—interest expense increased $24.9 million or 44.7% from 2002 to 2003. New properties contributed $34.6 million of additional interest expense while another $3.7 million was incurred on our line of credit, which was utilized to fund advances to joint ventures and for development expenditures. Partially offsetting these increases was an increase in capitalized interest.

Gain on foreign currency transactions—gain on foreign currency transactions increased $27.0 million or 232.8% from 2002 to 2003. The benefit results primarily from higher investment balances remeasured based on the weakening US dollar against the Euro. These gains result from re-measuring our investment and advance balances which are denominated in local currencies into the U.S. dollar for reporting purposes.

Unconsolidated joint ventures

The following table reflects key items from the combined condensed results of operations of our unconsolidated joint ventures (in millions):

	2003	2002	% Change
	Restated	Restated
Operating revenues	$359.4	$288.2	24.7%
Operating expenses	$226.9	$187.1	21.3%
Interest expense	$107.4	$82.5	30.2%
Other income (expense)	$10.9	$25.3	(56.9)%
Our equity in earnings	$34.6	$24.0	44.2%

Operating revenues—operating revenues increased $71.2 million or 24.7% from 2002 to 2003. The increase is primarily attributable to recently acquired and opened unconsolidated joint ventures.

Operating expenses—operating expenses increased $39.8 million or 21.3% from 2002 to 2003. The increase is primarily attributable to recently acquired and opened unconsolidated joint ventures.

Interest expense—interest expense increased $24.9 million or 30.2% from 2002 to 2003. Almost half of the increase is attributable to the recently acquired and opened unconsolidated joint ventures. The other half is attributable to two construction loans that were refinanced in late 2002 with higher fixed rate permanent mortgage loans.

Other income (expense)—other income (expense) decreased $10.6 million or 44.2% from 2002 to 2003. Higher land sales in 2002 coupled with start up costs at our Madrid Xanadú Snow Dome venture in 2003 account for $8.0 million or 55.6% of the decrease.

Our equity in earnings—our equity in earnings increased $10.6 million or 44.2% from 2002 to 2003. The increase is primarily attributable to the changes described above.

Funds From Operations (“FFO”)

FFO is a recognized metric by the real estate industry, in particular, REITs. Accounting for real estate assets using historical cost accounting under GAAP assumes that the value of such assets diminishes predictably over time. The National Association of Real Estate Investment Trusts (“NAREIT”) stated in its April 2002 White Paper on Funds from Operations, “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” As a result, the concept of FFO was created by NAREIT. As defined by NAREIT, FFO is “net income (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.”

For management analysis purposes, we adjust the NAREIT defined FFO to exclude the effects of foreign currency exchange rate fluctuations reflected in net income arising primarily through the re-measurement process of translating foreign investment and advance accounts for inclusion in our U.S. dollar financial statements. Although we believe this adjustment presents FFO on a more comparable basis to FFO presented by other REITs, it is important to realize that our FFO computation may be significantly different from that used by other REITs and, accordingly, may, in fact, not be comparable.

TMC conducts all of its operations through Mills LP. In addition, if initiated by a holder of units of Mills LP, the minority interest in Mills LP is exchangeable in specified circumstances for either, in TMC’s sole discretion, shares of its common stock on a one-for-one basis or the cash equivalent. Accordingly, we present FFO data for both TMC and Mills LP. Management uses FFO to measure operating performance of our business and as one of several criteria to determine performance based bonuses. We offer this measure to assist the users of our financial statements in analyzing our performance; however, this is not a measure of financial performance under GAAP and should not be considered a measure of liquidity, an alternative to net income or an indicator of any other performance measure determined in accordance with GAAP. Investors and potential investors in our securities should not rely on this measure as a substitute for any GAAP measure, including net income.

The following reconciles income from continuing operations, which is considered to be the most comparable GAAP measure, to FFO. We urge the users of our financial statements, including investors and potential investors in our securities, to carefully review the following reconciliation (in millions).

	Years Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
TMC income from continuing operations	$189.9	$115.0	$72.8
Add (deduct):
Depreciation and amortization	194.7	85.3	47.9
Equity in depreciation and amortization from unconsolidated joint ventures	33.4	61.7	45.3
Partners’ share of depreciation and amortization from consolidated joint ventures	(47.4)	—	—
Gain on sales of joint venture interests	(84.0)	(0.7)	—
Foreign currency exchange gains	(15.2)	(38.6)	(11.6)
Equity in foreign currency exchange gains from unconsolidated joint ventures	—	(2.1)	—
Mills LP common unit holders’ share of above adjustments	(10.9)	(22.1)	(25.9)
TMC FFO	260.5	198.5	128.5
Add minority interest reflected as equity in Mills LP	41.4	53.2	26.1
Mills LP FFO	301.9	251.7	154.6
Less preferred unit distributions	(44.8)	(28.5)	(2.6)
FFO available to Mills LP common unit holders	$257.1	$223.2	$152.0

Liquidity and Capital Resources

Our consolidated cash flow was as follows (in millions):

	Years Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Net cash flows provided (used) by:
Operating activities	$250.0	$168.9	$72.7
Investing activities	(540.3)	(1,103.5)	(552.4)
Financing activities	427.4	871.2	549.5
Net increase (decrease) in cash and cash equivalents	137.1	(63.4)	69.8
Cash and cash equivalents at beginning of the year	15.8	79.2	9.4
Cash and cash equivalents at the end of the year	$152.9	$15.8	$79.2

Our cash flow data for the fiscal years ended 2004 and 2003 is not wholly analogous due to our prospective adoption of FIN 46, which resulted in the consolidation of the cash flows from 15 previously unconsolidated joint ventures as of March 31, 2004. Included in cash flows provided by investing activities for 2004 is $109.7 million attributable to the cash balances of these joint ventures at March 31, 2004. Distributions from our joint ventures are not subject to any significant restrictions but are governed by the underlying joint venture documents which specify how cash is distributed to each partner. Distributions to us from these joint ventures subsequent to March 31, 2004, amounted to $64.9 million.

At December 31, 2004, our balance of cash and cash equivalents was $152.9 million. This amount includes $112.2 million of consolidated joint venture cash balances. Cash and cash equivalents exclude restricted cash of $77.0 million which is used to pay operating and capital expenditures of operating properties that serve as collateral for secured loan facilities. In addition, at December 31, 2004, our unconsolidated joint ventures had combined cash and cash equivalents totaling $45.7 million, excluding restricted cash balances of $6.7 million.

Our primary sources of short-term liquidity are tenant leases that generate positive net cash flow from operations and cash distributions from our unconsolidated joint ventures. Historically the net cash provided by operating activities and distributions from joint ventures have been sufficient to fund annual debt service payments, recurring capital expenditures and distributions to stock and unit holders. We anticipate such funds will continue to be available to fund these payments.

We also have a $1.0 billion unsecured line of credit, of which $731.5 million was available at December 31, 2004. Cash needed for acquisitions, development activities and major capital improvements are often funded initially by our line of credit facility. Initial funding of these capital investments has historically been repaid with the proceeds of construction loans, debt refinancing, common and/or preferred equity issuances and proceeds from the sale of partnership interests. Since December 31, 2004, we have made additional draws on our line of credit aggregating $188.0 million. Our ability to draw on our line of credit is subject to the maintenance of the financial ratios specified in the line of credit agreement. While we believe we will be able to maintain a capital structure that will enable us to have access to the line of credit, it is possible that certain of the financial ratios could constrain our ability to access the entire committed amount.

The following ratios are used by us as indicators of our overall liquidity and, as such, are computed based on our proportionate share of both consolidated and unconsolidated operations and debt:

	Years Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Coverage Ratios:
Interest coverage ratio	4.0	3.5	3.1
Fixed charge ratio	2.8	2.5	2.5
Leverage Ratio:
Debt to market capitalization ratio	45.5%	51.4%	49.7%
Debt Indicators:
Weighted average maturity (in years)	3.8	4.6	5.9
Weighted average interest rate	5.4%	5.6%	6.5%
Fixed rate debt percentage	56.2%	60.7%	82.5%
Fixed rate debt percentage, including swaps in place through December 31, 2005, 2004 and 2003, respectively	59.0%	79.8%	96.8%

Financing Activities

We use various financing vehicles to fund capital investments including construction loans, debt refinancing and common and/or preferred equity issuances. Proceeds from the sale or conveyance of partnership interests are also available to supplement this funding. Over the last three years, we and our joint ventures have completed several such transactions.

In February 2005, the Pittsburgh Mills joint venture secured a construction loan with a total commitment of $175.0 million. The interest only loan matures in February 2008 and provides for two one-year extensions. The loan is fully guaranteed by us and has an interest rate of LIBOR plus 1.65%. The LIBOR margin and our guaranty are reduced as certain performance measures are achieved.

The following sections provide greater detail of the debt and equity transactions completed by us and our joint ventures during 2004.

Debt Transactions

Line of Credit.   In December 2004, we refinanced our existing $500.0 million unsecured line of credit and $200.0 million secured term loan with an unsecured $1.2 billion credit facility (the “Facility”) which includes a revolving credit commitment of $1.0 billion and a term loan of $200.0 million. Borrowings under the Facility may be used to acquire or develop real property, make various permitted investments, repay indebtedness and fund other working capital needs. At our option, borrowings under the Facility bear interest at LIBOR or a base rate plus an applicable margin based on our leverage ratio. The margin on LIBOR rate loans varies between 0.95% and 1.45% and between 0.15% and 0.45% on base rate loans. We also pay a facility fee, based on our leverage ratio and ranging from 20 to 25 basis points on the aggregate loans and unused commitments. At December 31, 2004 the weighted average interest rate on the aggregate outstanding borrowings was 5.4%. The Facility is scheduled to expire in December 2007 and contains a one-year extension option.

The various covenants in the Facility are generally consistent with the types of covenants that were applicable under our previous revolving credit and term loan agreements prior to amendment and restatement. These operational restrictions include, among other things, customary restrictions on our ability to:

•       Incur indebtedness or grant liens;

•       Pay dividends or make stock repurchases;

•       Make investments, acquire businesses or assets or enter into joint ventures;

•       Make expenditures on construction assets that are not leased;

•       Engage in business other than those that acquire, develop, lease, re-develop or manage retail real property and business incidental thereto;

•       Enter into transactions with partners and affiliates; and

•       Merge, consolidate or dispose of assets.

We are also required to comply with various ongoing financial covenants, including with respect to:

•       Maximum leverage and secured leverage ratios;

•       Minimum combined equity value (determined according to the difference between our capitalization value and our outstanding indebtedness); and

•       Minimum interest coverage ratio.

If we do not comply with the various financial and other covenants and requirements in the Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Facility.

On February 16, 2005, we entered into a waiver agreement with respect to our Facility. The waiver agreement waives any potential event of default or event of default under the Facility that we expect would have been caused by our restatement of financial results. As a result of the restatement, among other things, we would no longer be able to make the representations under the Facility concerning the conformity with GAAP of our previously delivered financial statements, or confirm our prior compliance with certain obligations concerning the maintenance of our books and records in accordance with GAAP. Because the restatement was not expected to result in our having breached any of the financial covenants in the Facility, the waiver agreement did not waive or modify any such financial covenants. Contemporaneously with the filing of this Form 10-K, we satisfied all conditions contained in the waiver agreement, and therefore the Facility continues to remain available and in full force and effect.

Operational Subsidiary Debt.   In December 2004, in connection with the sale of a partnership interest, the Del Amo Fashion Center mortgage was refinanced. The new $316.0 million mortgage is interest-only through maturity and provides for an additional $134.0 million in redevelopment financing. The stated maturity is January 2008 with two one-year extension options. We have guaranteed $25.0 million of the principal balance.

In connection with the acquisition of the 50.0% interest in the properties from GM Trusts in October 2004, we obtained the following financings:

•       The $196.8 million Briarwood mortgage loan was amended and restated. $192.4 million of the loan is interest only through maturity, while the remaining $4.4 million amortizes on a 5 year amortization schedule though July 2009. The loan bears interest at a blended interest rate of 4.48% and matures November 2009.

•       The $148.2 million Falls mortgage loan was amended and restated. The interest only loan bears interest at a blended interest rate of 4.34% and matures November 2009.

•       The $293.8 million Stoneridge Mall mortgage loan was amended and restated. The loan bears interest at LIBOR plus 0.95% and matures November 2009. An interest rate swap fixes the interest rate at 4.63% on a notional amount of $176.3 million through maturity.

•       We assumed the $46.2 million Hilltop mortgage loan. The interest only loan bears interest at LIBOR plus 0.65% and matures October 2005.

•       We assumed the $99.0 million Lakeforest mortgage loan. The interest only loan bears interest at LIBOR plus 0.65% and matures October 2005.

•       We assumed the $75.0 million Marley Station mortgage loan. The interest only loan bears interest at LIBOR plus 0.65% and matures October 2005.

•       We assumed the $120.0 million Mall at Tuttle Crossing mortgage loan. The loan bears interest at 5.05% and is interest only through November 2006. Thereafter, it amortizes on a 30-year schedule with a balloon payment due at maturity in November 2013.

•       We financed the $182.0 million Meadowood Mall mortgage loan. The loan bears interest at LIBOR plus 0.87% and matures in November 2009. An interest rate swap fixes the interest rate at 4.08% on a notional amount of $109.2 million through November 2007.

In October 2004, the Colorado Mills joint venture refinanced its construction loan with a $170.0 million mortgage. The mortgage bears interest at LIBOR plus 1.78% and is interest-only through maturity. The stated maturity date is November 2007 but we intend to exercise our two one-year extension options.

In April 2004, the Discover Mills joint venture construction loan was amended and componentized into a $119.4 million mortgage and a $42.7 million mezzanine loan. The mortgage bears interest at LIBOR plus 1.75% while the mezzanine loan bears interest at LIBOR plus 3.00%. On a notional amount of $39.5 million of the mezzanine loan, interest rate swaps fix the interest rate at 4.69% through March 2005, 6.29% from April 2005 though March 2006 and 7.53% from April 2006 through maturity. Both have a stated maturity of April 2007 with one-year extension options and are fully guaranteed by us. Our guaranty for the mortgage is reduced when certain performance measures are achieved.

In February 2004, construction financing for Vaughan Mills, an unconsolidated joint venture, was obtained from an affiliate of our partner in the project. The loan has a total commitment of $157.8 million and a stated maturity of March 2006 with a one-year extension option. We guarantee 50.0% of the loan which has an interest rate of CDOR plus 2.25%. The CDOR margin and our guaranty are reduced as certain performance measures are achieved.

In February 2004, we refinanced the Cincinnati Mills construction loan and the commitment was increased to $122.0 million. The loan is 75% guaranteed by us and matures in February 2007 although it provides for two one-year extensions. The interest rate is LIBOR plus 2.00%. An interest rate swap fixes the interest rate at 5.88% through October 2006 on a notional amount of $57.0 million. Our guaranty is reduced when certain performance measures are achieved.

In January 2004, in connection with the acquisition of Westland Mall, we obtained a $58.8 million mortgage. The mortgage bears interest at 4.95% and is interest-only through February 2007. Thereafter, it amortizes on a 30-year schedule with a balloon payment due in February 2011.

In January 2004, we refinanced substantially all of the Concord Mills Marketplace construction loan with a $16.4 million mortgage. The new mortgage bears interest at 5.76% and is amortizing on a 30-year schedule with a balloon payment due in February 2014.

Equity Transaction

In August 2004, we sold 316,250 shares of Series F Convertible Cumulative Redeemable Preferred Stock in an offering made under Rule 144A of the Securities Act to qualified institutional buyers generating net proceeds of $306.2 million.

Investing Activities

In January 2005, together with our partner in Vaughan Mills, we purchased St. Enoch Centre in Glasgow, Scotland for $514.4 million, excluding transaction costs. Each of us owns an undivided 50% interest in the property. The transaction was financed with a mortgage on the property, our share of which was $179.3 million, and cash. In March 2005, we acquired Southdale Center near Minneapolis, MN and Southridge Mall near Milwaukee, WI for $451.6 million. The transaction was financed with a $186.6 million mortgage for Southdale Center, a $124.0 million mortgage for Southridge Mall, and cash.

The following sections describe our investing activities during 2004.

Acquisitions

In October 2004, we purchased a 50% interest in nine regional mall properties (the “GM Portfolio”). We paid $452.1 million in cash for the equity in the underlying entities. Our proportionate share of pre-existing property debt assumed was $170 million, and our proportionate share of property debt incurred in connection with the transaction was $410 million. The GM Portfolio has a combined GLA of 8.9 million square feet and includes Briarwood Mall, Columbus City Center, The Falls, Hilltop Mall, Lakeforest Mall, Marley Station, Meadowood Mall, Stoneridge Mall and The Mall at Tuttle Crossing.

In August 2004, we acquired our partner’s interest in Madrid Xanadú and the Snow Dome venture located at the property for an initial price of $45.0 million. The price is subject to adjustment utilizing a formula based on 2003 operating results. The amount, if any, of the adjustment has not been determined.

In January 2004, we acquired Westland Mall near Miami, Florida for $78.8 million.

Dispositions

In December 2004, we sold a 50% joint venture interest in Del Amo Fashion Center for $221.8 million, including $158.0 million of the venture’s debt. We recognized no material gain or loss on the sale. In December 2004, we also sold a 50% joint venture interest in a parcel of land adjacent to the Del Amo Fashion Center for $22.8 million and recognized a $15.3 million gain.

In August 2004, we and KanAm sold a 50% joint venture interest in Ontario Mills for $170.3 million. The joint venture interest sold consisted of KanAm’s entire interest and a portion of our interest. We received proceeds of $50.7 million on our portion of the sale and recognized a gain of $39.6 million.

In March 2004, we conveyed a 51% joint venture interest in Opry Mills for proceeds of $68.9 million and recognized a gain of $35.9 million. In conjunction with this transaction, we terminated a swap agreement and recorded a $5.3 million charge against the gain.

In June 2004, we recorded a gain of $8.5 million from our August 2003 conveyance to KanAm of an additional 6.375% partnership interest in each of the Arundel Mills, Concord Mills and Grapevine Mills centers for proceeds of $28.1 million. Due to our continuing involvement in the joint ventures, we were precluded from recognizing the transactions as sales until June 2004 when the underlying joint venture agreements were amended to remove the terms comprising the continuing involvement.

Projects Opened

Vaughan Mills—Toronto, Canada:   In November 2004, we opened the first enclosed, regional shopping center to be built in Canada in over 14 years opened. The $240.0 million project was developed jointly with Ivanhoe Cambridge, a shopping center developer based in Montréal, Canada and was funded by the $157.8 million construction loan described previously with the remainder of the funding provided equally by us and Ivanhoe Cambridge. We each own an undivided 50% interest in the project as tenants in common and receive 50% of all revenues and are responsible for funding 50% of all expenses. At any time after the fourth anniversary of the opening of the project, either co-owner may exercise a buy-sell provision.

Cincinnati Mills—Cincinnati, OH:   In August 2004, we completed our $169.0 million renovation of the mall which we acquired in September 2002. The $169.0 million project was funded primarily by the $122.0 million construction loan described above.

Projects Under Construction

We currently have two projects under construction, which we anticipate will have an aggregate of 3.3 million square feet of GLA upon completion. We are currently estimating the total development cost for these projects at $1.1 billion.

Pittsburgh Mills—Pittsburgh, PA:   This project is scheduled to open during the summer of 2005. The joint venture building the center includes KanAm, AV Associates and us. We have a 37.5% capital contribution percentage and a 56.3% residual sharing interest in the joint venture. As of December 31, 2004, the project was 72.8% pre-leased, including 9 anchor stores. The project is expected to contain approximately 1.1 million square feet of GLA at full build-out at an estimated aggregate project cost of approximately $218.3 million. The project costs will be funded by construction loans and equity contributions from us and our joint venture partners. Our total expected equity contribution to the project is $26.0 million. At December 31, 2004, we had contributed $57.8 million which, as a result of land sales and other project recoveries, was reduced to $26.1 million in January 2005.

Meadowlands Xanadu—East Rutherford, NJ:   In December 2003, we executed a redevelopment agreement with the New Jersey Sports & Exposition Authority, or the NJSEA, pursuant to which we will redevelop the Continental Arena site. The project is being developed by a joint venture that includes Mills, KanAm and Mack-Cali Realty Corporation, or Mack-Cali. We executed a ground lease for the site in October 2004, under which the joint venture is required to pay an initial deposit totaling $160.0 million, of which $50.0 million was paid to escrow in March 2005 after receiving the required approvals and permits to proceed with the project.

Upon completion, Meadowlands Xanadu is planned to include a 2.2 million square feet family entertainment and recreation complex with five themed zones and an office and hotel component with four office buildings and a 520-room hotel with conference and exhibition facilities. As of December 31, 2004, we had invested $109.3 million, including capitalized interest, KanAm had invested $210.2 million and Mack-Cali had invested $17.1 million.

In October 2004, an entity owned by Meadowlands Mills acquired a 587-acre tract of land adjacent to the Continental Arena site, or the Empire Tract. In connection with the redevelopment agreement with NJSEA, we conveyed the Empire Tract to a non-profit conservation trust in exchange for a payment or credit of $26.8 million granted by the NJSEA.

Projects Under Development

In addition to the projects under construction, we are actively pursuing the development of other projects. These projects are at various stages of the due diligence process during which we determine site/demographic viability, negotiate tenant commitments and work through the third-party approval processes. Generally we will not begin construction until we have completed our due diligence process and obtained pre-leasing commitments. While we currently believe these projects will ultimately be completed, we cannot assure you that they will actually be constructed or that they will have any particular level of operational success or ultimate value.

We currently have a number of projects under development. The four most advanced projects are discussed below. Our investment in these four projects was $59.5 million as of December 31, 2004.

Mercati Generali—Rome, Italy.   On November 19, 2004, the City of Rome announced that we were the winning bidder to develop an urban retail, entertainment and cultural center on the former site of Mercati Generali, a general food market near the Roman Forum and Coliseum. On January 24, 2005, the City of Rome issued the Provisional Award for the proposed development. We anticipate receiving the Final Award no later than the end of the second quarter of 2005. Once the City of Rome has issued the Final Award, we have 60 days to execute a Concession Agreement with the City, under which we will have the right to develop and operate the property for 60 years. Our development partners for the project are Lamaro Appalti S.p.a. and Cogeim S.p.a. We have executed a preliminary joint venture agreement and expect to execute a definitive joint venture agreement before we execute the Concession Agreement with the City of Rome. We anticipate breaking ground in 2005; the project is currently expected to provide approximately 830,000 square feet of leisure, cultural and retail options.

108 North State Street—Chicago, IL.   In June 2002, we were selected by the City of Chicago to negotiate the development of 108 N. State Street, a key city block opposite the Marshall Fields department store in downtown Chicago, as a 21st Century Retail and Entertainment Center mixed-use project including retail, office, residential and hotel uses. We are proceeding with obtaining the appropriate entitlements.

We continue to discuss the proposed retail portion with prospective tenants and continue to negotiate with an office developer to develop the office portion of the project.

Woodbridge, VA.   In 2004, we acquired property in northern Virginia located near Potomac Mills. We are proceeding with obtaining entitlements at the state and local level. We and our partner, Lerner Enterprises, plan on developing an open air 21st Century Retail and Entertainment Center.

San Francisco Piers 27-31—San Francisco, CA.   In April 2001, the San Francisco Port Commission awarded us the exclusive right to negotiate for a long-term lease on Piers 27-31 on the San Francisco waterfront on which to develop a 21st Century Retail and Entertainment Center full-price mixed-use retail, office, entertainment and recreation project. These negotiations began in 2003 and are ongoing. Concurrent with these negotiations, we are proceeding with obtaining entitlements at the state and local level.

Projects Under Redevelopment and Renovation

We are also engaged in various redevelopment and renovation projects at some of our operating properties. The following is a brief description of those projects:

Sawgrass—Ft. Lauderdale, FL.   In 2004, we completed our renovation to upgrade the fourteen year old shopping center, which included replacing the flooring and interior graphics, introduced brighter color schemes, added new lighting fixtures and improved the seating areas in the food courts. We also improved the exterior of the shopping center. We also begun construction of a 110,000 square foot open-air promenade called The Colonnade, which will offer additional retail and dining options, and is expected to open in the fourth quarter of 2005.

Del Amo—Los Angeles, CA.   We continue to pursue our plan to redevelop our Del Amo Fashion Center that will include the addition of new department store anchors and the introduction of additional tenants with higher price points than the property’s current tenants. In 2004, we demolished the vacant wing, formerly anchored by Montgomery Ward, and have begun to construct an open air retail and lifestyle wing, which we anticipate opening in the first half of 2006. Additionally, it is anticipated that a parcel of peripheral land will be sold.

In addition to the projects discussed above, we are also conducting due diligence on several other proposed sites for future projects, including sites in Boston, Massachusetts; Tampa, Florida; and San Francisco, California. We are also reviewing other potential retail and entertainment development opportunities internationally. For example, we are exploring follow-on opportunities beyond Madrid Xanadú for sites in and around Seville, Valencia and Barcelona, Spain. In addition, we are pursuing various opportunities in the United Kingdom and Italy.

Strategic Relationships

KanAm/KanAm Grund:   We have a long-standing relationship with KanAm. KanAm currently manages approximately $10 billion on behalf of private and institutional investors through publicly offered real estate funds and private placements. Since 1994, KanAm has invested approximately $1.0 billion of equity in our various projects. As of December 31, 2004, KanAm also owned 1.23% of the common partnership units of Mills LP.

Ivanhoe Cambridge:   We have a master agreement with Ivanhoe Cambridge, pursuant to which we have agreed, if we both deem feasible, to jointly acquire, develop, construct, own and operate Mills Landmark Centers in four provinces of Canada as well as one or more Block projects throughout Canada. This agreement extends through December 31, 2015.

GM Trusts:   In August 2004, we purchased an approximate 50% managing member LLC interest in nine regional mall properties from GM Trusts which is the holding company for certain investment advisors and fiduciaries and, through its affiliates, currently manages over $148 billion in total assets for affiliated and unaffiliated trusts.

Future Capital Requirements

We anticipate that future expenditures including operating expenses, interest expenses and recurring principal payments on outstanding indebtedness, recurring capital expenditures; dividends to stockholders in accordance with REIT requirements and distributions to common unitholders, will be provided by cash generated from operations and potential peripheral land sales. We anticipate that future development and non-recurring capital expenditures will be funded from cash from operations, proceeds from land sales, future borrowings, joint venture equity contributions and proceeds from issuances of preferred and/or common equity. Access to such future capital is dependent on many factors outside of our control. We believe that we will have access to additional capital resources sufficient to expand and develop our business and to complete the projects currently under development. If we cannot raise the necessary capital, our immediate and long-term development plans could be curtailed.

Off Balance Sheet Arrangements

As of December 31, 2004, our material off-balance sheet commitments were as follows:

•       We had provided letters of credit totaling $22.3 million, of which $10.0 million relates to Meadowlands Xanadu, $5.0 million relates to Pittsburgh Mills and $5.8 million relates to Vaughan Mills. As of December 31, 2004 no amounts had been drawn on the letters.

•       We had guaranteed $113.5 million of our unconsolidated joint venture debt, which will be reduced as certain performance criteria are met. We generally guaranty our share of any construction loan and our joint venture partners’ share of the construction loan until permanent financing is obtained.

•       We generally guarantee a 9% preferred return on KanAm’s equity balance in our consolidated joint ventures until permanent financing is obtained.

Contractual Obligations

The table below summarizes projected payments due under our contractual obligations, in millions, as of December 31, 2004:

	Total	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years
Debt obligations	$3,826.1	$18.2	$1,760.3	$1,043.0	$1,004.6
Capital lease obligation	0.5	0.5	—	—	—
Operating lease obligations(1)	827.0	165.1	9.8	17.4	634.7
Capital expenditure commitments(2)	161.4	132.2	29.2	—	—

(1)          Includes the Meadowlands Xanadu ground lease obligation.

(2)          A substantial portion of our capital expenditures is expected to be financed by construction loans.

The table below summarizes our proportionate share of projected payments due under the contractual obligations of our unconsolidated joint ventures, in millions, as of December 31, 2004:

	Total	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years
Debt obligations:
Total	$1,073.0	$117.8	$192.0	$638.9	$124.3
Amount guaranteed by us	156.8	3.9	74.0	78.9	—
Capital lease obligation	10.7	3.6	4.9	2.2	—
Capital expenditure commitments	5.9	5.9	—	—	—

Critical Accounting Policies

Our significant accounting policies are described in detail in Note 2 of the Notes to Consolidated Financial Statements contained elsewhere in this report. The following briefly describes those accounting policies that we believe are most critical to understanding our business and the preceding discussion and analysis:

Consolidation.   We consolidate the accounts of TMC, Mills LP and all subsidiaries that we control. We do not consider ourselves to be in control of an entity when major business decisions require the approval of at least one other partner. All significant intercompany transactions and balances have been eliminated in consolidation. We also consolidate entities that are considered to be Variable Interest Entities (VIE’s) under the provisions of FIN 46 and for which we have been determined to be the primary beneficiary. The determination of whether an entity is a VIE requires an in-depth knowledge of the structure of the economics and governance of the entity, and judgment is necessary in how this knowledge is applied to the rules described by FIN 46. At March 31, 2004 the results of applying this judgment to our situation was to consolidate 15 joint ventures with total assets of $2,701.7 million and total liabilities of $1,932.7 million. The effects of the elimination of interest and fees revenue and expense due to intercompany transactions with consolidated joint ventures are attributable to us as primary beneficiary.

Revenue Recognition.   Minimum rent from income producing properties is recognized on a straight-line basis over the terms of the respective leases and includes amortization of deferred revenue resulting from acquired leases and the amortization of lease inducements. Judgment is required to determine when a tenant takes control of the space, and accordingly when to commence the recognition of rent. As a part of the restatement of our financial statements, we revised our previous practice of recognizing rent beginning with the lease commencement date to recognizing income from the date the tenant has control of the space. The impact of this on retained earnings was $6.4 million and it had an immaterial impact on net income for the periods presented. Percentage rent is recognized when tenants’ sales have reached certain sales levels as specified in the underlying lease. Recoveries from tenants for real estate taxes and other operating expenses are recognized as revenue in the period the applicable costs are incurred.

REIT status.   In order to maintain our status as a REIT, we are required to distribute 90% of our taxable income in any given year and meet certain asset and income tests in addition to other requirements. We monitor our business and transactions that may potentially impact our REIT status. If we fail to meet our REIT status we would be required to pay federal income taxes at regular corporate rates for a period of four additional years before we could reapply for REIT status.

Acquisition of Income Producing Real Estate.   The cost of acquired income producing property represents the allocation of purchase price to such assets based on appraisals and other valuation methods used in accounting for the acquisition and includes, if material, an allocation to identifiable intangible assets such as above/below market leases and at market leases in place at date of acquisition based on their fair values. External costs directly related to acquisition opportunities we are actively pursuing are capitalized. If we are successful in completing the acquisition, such costs are allocated to the acquired property as part of the purchase price. If not, such costs are expensed in the period it becomes likely the acquisition will not be completed.

Income producing properties are individually evaluated for impairment when various conditions exist that may indicate that it is probable that the sum of expected undiscounted future cash flows from a property is less than its historical net cost basis. Upon determination that a permanent impairment has occurred, we record an impairment charge equal to the excess of historical cost basis over fair value. In addition, we write off costs related to predevelopment projects when we determine it is no longer probable that we will develop the project. Determining the fair value of an asset, and accordingly the impairment change, if any, to record, requires making judgmental estimates of the future cash flows and operations of the item, together with the selection of an appropriate discount rate.

Equity Method.   Equity in the income or loss of joint ventures is recorded on the equity method of accounting. We allocate income to equity participants based on the terms of the respective partnership agreements upon an assumed liquidation of the joint venture at its depreciated book value as of the end of the reporting period. This requires an in-depth understanding of our joint ventures, many of which are complex. It is necessary to understand the implications of particular transactions during the year on the calculations.

Foreign Currency Translation.   The functional currency for entities operating or projects in development outside the United States is the currency of the country in which the entity or project is located. The financial statements of such entities are translated from the functional currency into U.S. dollars for inclusion in our financial statements. In addition, our foreign investment and related advances are denominated in the foreign entity’s functional currency and re-measured to our functional currency of the U.S. dollar. We expect to settle these amounts in the foreseeable future through distributions from the foreign entity. Accordingly, gains or losses resulting from the re-measurement are included in the determination of net income.

Capitalization of Development and Leasing Costs.   We capitalize the costs of development and leasing activities of our properties. These costs are incurred both at the property location and at the regional and corporate office level. The amount of capitalization depends, in part, on the identification and justifiable allocation of certain activities to specific projects and leases. Differences in methodologies of cost identification and documentation, as well as differing assumptions as to the time incurred on projects, can yield significant differences in the amounts capitalized.

Capitalization of Interest.   Interest is capitalized on real estate and development assets, including investments in joint ventures, in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 34, “Capitalization of Interest Cost”, and SFAS No. 58, “Capitalization of Interest Cost in Financial Statements that include Investments Accounted for by the Equity Method.” The capitalization period commences when development begins and continues until the asset is ready for its intended use or is abandoned. The calculation includes interest costs that theoretically could have been avoided, based first on project specific borrowings then on an assumed repayment of our highest rate debt, had the underlying development and construction activities not been undertaken. Judgment is necessary to determine specifically when to commence and to cease capitalization, particularly in situations involving our redevelopment projects.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we and our joint ventures are exposed to the effect of interest rate changes. To limit this exposure, we follow established risk management policies and procedures including the use of a variety of derivative financial instruments to manage, or hedge, interest rate risk. We do not use derivative instruments for speculative purposes. Derivative instruments used for hedging must be effective in reducing the interest rate risk exposure. Changes in the hedging instrument’s fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income (loss). Hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Hedges that meet these criteria are formally designated as cash flow hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, the change in the fair value of the derivative instrument is marked to market with the change included in net income in each period until the derivative instrument matures. Any derivative instrument used for risk management that becomes ineffective is marked to market through earnings.

Depending on the underlying exposure, interest rate swaps, caps and floors, options, forwards or a combination thereof, may be used to manage interest rate risk. Interest rate swaps and collars are contractual agreements with third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract or collar agreement, the exposure is limited to the interest rate differential on the notional amount. We do not anticipate non-performance by any of our counterparties. Net interest differentials to be paid or received under a swap contract and/or collar agreement are accrued as interest expense as incurred or earned.

Interest rate hedges, designated as cash flow hedges, hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains or losses in the fair value of these hedges are reported on the balance sheet and included in accounts payable and other liabilities or in investment in unconsolidated joint ventures with a corresponding adjustment to either accumulated other comprehensive income or earnings depending on the hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income to the extent of the effective portion of the risk being hedged. Some derivative instruments are associated with the hedge of an anticipated transaction. Over time, the unrealized gains/losses held in accumulated other comprehensive income (loss) will be reclassified to earnings consistent with when the hedged items are recognized in earnings. This type of reclassification reduced net income by $5.6 million for the year ended December 31, 2004.

As of December 31, 2004, we and our joint ventures were party to interest rate swap agreements that hedge the impact of the variability of LIBOR on cash outflows. Under the agreements, we, or the joint venture, receive LIBOR and pay a fixed rate. The following summarizes the current and deferred start swap terms of the derivative instruments and provides a reconciliation of their fair values and adjustments to accumulated other comprehensive loss:

	Wholly Owned		Joint Ventures
Hedge type	Cash Flow		Cash Flow
Description	Swap		Swap
Range of notional amounts	$57.0 - $245.0 millio	n	$6.5 - $176.3 million
Range of interest rates	2.07% - 3.88%		1.69% - 5.35%
Range of deferred effective start dates	—		4/1/05 – 4/3/06
Range of maturity dates	2/15/05 – 10/2/06		4/1/05 – 11/1/09
Accumulated other comprehensive loss at December 31, 2003	$(11.8)		$(11.0)
Change in other comprehensive loss	7.3		12.6
Accumulated other comprehensive loss at December 31, 2004	$(4.5)		$1.6

The following disclosures of estimated fair value of financial instruments were determined by management, using available market information and appropriate valuation methodologies based on pertinent information available to management at December 31, 2004 and 2003. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2004, and current estimates of fair value may differ significantly from the amounts presented herein.

The following table, in millions of dollars, presents principal cash flows and related weighted average interest rates by expected maturity dates, including the effect of interest rate swaps currently in effect, for our consolidated mortgages, notes and loans payable that may be sensitive to changes in interest rates as of December 31, 2004.

	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2005	$18.2	7.02%	$0.4	6.92%
2006	412.6	6.45%	296.0	4.15%
2007	465.7	5.26%	586.0	3.92%
2008	349.1	5.71%	320.0	4.47%
2009	203.9	6.28%	170.0	4.18%
Thereafter	1,004.7	6.37%	—	—%
Total	$2,454.2		$1,372.4
Estimated Fair Value at December 31, 2004	$2,495.8		$1,372.4

At December 31, 2003 we had fixed rate debt aggregating $1,071.1 million with an estimated fair value of $1,161.1 million and variable rate debt totaling $165.6 million which approximated its fair value.

Foreign Currency Risk

We are exposed to foreign currency exchange risk related to our foreign joint venture investments and advance balances that are denominated in foreign currencies and thus require re-measurement into the U.S. dollar. The exposure to foreign currency exchange risk related to translating the income and expenses of our equity investments is minimal due to the fact that most transactions occur in the functional currency of that entity. We currently have not hedged the foreign joint venture investments and advance balances. Based on our investments and advances at December 31, 2004, a 10% change in foreign currency exchange rates would have resulted in an approximate impact of $6.1 million to income before minority interest.

Item 8.                        Financial Statements and Supplementary Data

The financial statements and supplementary data included in this annual report on Form 10-K are listed under Item 15(a).

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

The Mills Corporation

Disclosure Controls and Procedures.   TMC maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in TMC’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including TMC’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-K, as of December 31, 2004, an evaluation was performed under the supervision and with the participation of TMC’s management, including the CEO and CFO, of the effectiveness of the design and operation of TMC’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of TMC’s historical accounting policies. In the process of that review, it was determined that the selection, application and monitoring of accounting policies in a number of areas were not in accordance with Generally Accepted Accounting Principles, and accordingly, TMC decided to restate certain of its previously issued financial statements to reflect the corrections. Auditing Standard Number 2 issued by the Public Company Accounting Oversight Board, or PCAOB, indicates that a restatement of previously issued financial statements is a “strong indicator that a material weakness in internal control over financial reporting exists.” Based on that evaluation, TMC’s CEO and CFO concluded that TMC’s disclosure controls and procedures were not effective as of December 31, 2004.

Management’s Annual Report on Internal Control over Financial Reporting.   Management of TMC is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. TMC’s internal control system is designed to provide reasonable assurance to TMC’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Management has assessed the effectiveness of TMC’s internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework.

In performing this assessment, management reviewed TMC’s selection, application and monitoring of accounting policies and as a result of this review, management concluded that TMC’s controls over the selection, application and monitoring of accounting policies were insufficient. On February 15, 2005, TMC, determined to restate certain of its previously issued financial statements to reflect the correction of errors arising from its historical use of certain accounting policies, including calculation of equity in earnings, capitalization of interest and other costs, sales of joint venture interests, promotion funds, and the income statement presentation of fees and associated costs. Details of the restatements are incorporated by reference to Footnote 17—Restatement to the financial statements set forth in Part IV, Item 15 (a), “Financial Statements and Supplementary Data.”

Management evaluated the impact on TMC’s assessment of its system of internal control and has concluded that the control deficiency that resulted in the inappropriate selection, application and monitoring of accounting policies represented a material weakness. As a result of this material weakness in TMC’s internal control over financial reporting, management has concluded that, as of December 31, 2004, TMC’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control—Integrated Framework. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances (including the restatement of previously issued financial statements to reflect the correction of a misstatement) that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as strong indicators that a material weakness exists.

TMC’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of TMC’s internal control over financial reporting. This report appears below.

Remediation Steps to Address Material Weakness.   To remediate the material weakness in TMC’s internal control over financial reporting, TMC has implemented additional review procedures over the selection, application and monitoring of appropriate accounting policies. We have hired additional accounting staff including an experienced Chief Accounting Officer. We have also identified expert accounting consultants for input on financial reporting matters.

Change in Internal Control Over Financial Reporting.   As previously reported, we implemented a new general ledger system on July 1, 2004. During the remainder of the year we continued to improve and change processes surrounding that implementation. Also, as part of an ongoing focus on accounting policies used by TMC, we conducted a review of the selection, application and monitoring of our historical accounting policies, as described above. Other than these items, there were no changes in TMC’s internal control over financial reporting that occurred during TMC’s fiscal quarter ending December 31, 2004 that have materially affected, or are reasonably likely to materially affect, TMC’s internal control over financial reporting.

The Mills Limited Partnership

Disclosure Controls and Procedures.   The Mills LP maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in The Mills LP’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer, of TMC, the general partner of The Mills LP, or CEO, and Chief Financial Officer, of TMC, the general partner of The Mills LP, or CFO, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-K, as of December 31, 2004, an evaluation was performed under the supervision and with the participation of The Mills LP’s management, including the CEO and CFO, of the effectiveness of the design and operation of The Mills LP’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of The Mills LP’s historical accounting policies. In the process of that review, it was determined that the selection and application of accounting policies in a number of areas were not in accordance with Generally Accepted Accounting Principles, and accordingly, The Mills LP decided to restate certain of its previously issued financial statements to reflect the corrections. Auditing Standard Number 2 issued by the Public Company Accounting Oversight Board, or PCAOB, indicates that a restatement of previously issued financial statements is a “strong indicator that a material weakness in internal control over financial reporting exists.” Based on that evaluation, The Mills LP’s CEO and CFO concluded that The Mills LP’s disclosure controls and procedures were not effective as of December 31, 2004.

Management’s Annual Report on Internal Control over Financial Reporting.   Management of The Mills LP is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Mills LP’s internal control system is designed to provide reasonable assurance to The Mills LP’s management and TMC’s Board of Directors regarding the preparation and fair presentation of published financial statements.

Management has assessed the effectiveness of The Mills LP’s internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework.

In performing this assessment, management reviewed The Mills LP’s selection, application and monitoring of accounting policies and as a result of this review, management concluded that The Mills LP’s controls over the selection, application and monitoring of accounting policies were insufficient. On February 15, 2005, TMC, as the general partner of The Mills LP, determined to restate certain of The Mills LP’s previously issued financial statements to reflect the correction of errors arising from its historical use of certain accounting policies, including calculation of equity in earnings, capitalization of interest and other costs, sales of joint venture interests, promotion funds, and the income statement presentation of fees and associated costs. Details of the restatements are incorporated by reference to Footnote 16—Restatement to the financial statements set forth in Part IV, Item 15 (a), “Financial Statements and Supplementary Data.”

Management evaluated the impact on The Mills LP’s assessment of its system of internal control and has concluded that the control deficiency that resulted in the inappropriate selection, application and monitoring of accounting policies represented a material weakness. As a result of this material weakness in The Mills LP’s internal control over financial reporting, management has concluded that, as of December 31, 2004, The Mills LP’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control—Integrated Framework. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances (including the restatement of previously issued financial statements to reflect the correction of a misstatement) that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as strong indicators that a material weakness exists.

The Mills LP’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of The Mills LP’s internal control over financial reporting. This report appears below.

Remediation Steps to Address Material Weakness.   To remediate the material weakness in The Mills LP’s internal control over financial reporting, The Mills LP has implemented additional review procedures over the selection and monitoring of appropriate accounting policies. TMC has hired additional accounting staff including an experienced Chief Accounting Officer. We have also identified expert accounting consultants for input on financial reporting matters.

Change in Internal Control Over Financial Reporting.   As previously reported, we implemented a new general ledger system on July 1, 2004. During the remainder of the year we continued to improve and change processes surrounding that implementation. Also, as part of an ongoing focus on accounting policies used by The Mills LP, we conducted a review of the selection, application and monitoring of our historical accounting policies, as described above. Other than these items, there were no changes in The Mills LP’s internal control over financial reporting that occurred during The Mills LP’s fiscal quarter ending December 31, 2004 that have materially affected, or are reasonably likely to materially affect, The Mills LP’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of The Mills Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that The Mills Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the Company’s insufficient controls over the appropriate selection, application and monitoring of accounting policies, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Mills Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:  In its assessment as of December 31, 2004, management identified as a material weakness the Company’s insufficient controls over the selection, application and monitoring of accounting policies, including calculation of equity in earnings, capitalization of interest and other costs, sales of joint venture interests, acquisition purchase price accounting, promotion funds, straight-line rent, lease inducements, tenant allowances and the income statement presentation of fees and associated costs. As a result of this material weakness in internal control, The Mills Corporation concluded the Company’s previously issued financial statements should be restated. The restatement is discussed in detail in Note 17 of the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 (a), “Financial Statements and Supplementary Data.”  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 31, 2005 on those financial statements.

In our opinion, management’s assessment that The Mills Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, The Mills Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of The Mills Corporation and our report dated March 31, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 31, 2005

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Partners of The Mills Limited Partnership

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that The Mills Limited Partnership did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the Partnership’s insufficient controls over the appropriate selection, application and monitoring of accounting policies, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Mills Limited Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Partnership’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:  In its assessment as of December 31, 2004, management identified as a material weakness the Partnership’s insufficient controls over the selection, application and monitoring of accounting policies, including calculation of equity in earnings, capitalization of interest and other costs, sales of joint venture interests, acquisition purchase price accounting, promotion funds, straight-line rent, lease inducements, tenant allowances and the income statement presentation of fees and associated costs. As a result of this material weakness in internal control, The Mills Limited Partnership concluded the Partnership’s previously issued financial statements should be restated. The restatement is discussed in detail in the Note 16 of the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 (a), “Financial Statements and Supplementary Data.”  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 31, 2005 on those financial statements.

In our opinion, management’s assessment that The Mills Limited Partnership did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, The Mills Limited Partnership has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of The Mills Limited Partnership and our report dated March 31, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 31, 2005

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

Information about our directors and executive officers that is required by this item is incorporated by reference from the discussion under “Proposal 1—Election of Directors” and “Our Executive Officers” in our proxy statement for the 2005 annual meeting of stockholders. Information about compliance with Section 16(a) of the Exchange Act that is required by this item is incorporated by reference from the discussion under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.” Information about our Audit Committee, including disclosure about our Audit Committee financial experts, that is required by this item is incorporated by reference from the discussion under the section entitled “Report of the Audit Committee.”

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and other members of management serving similar functions. A copy of the Code of Business Conduct and Ethics is available under the section titled “Investor-Corporate Governance” on our website at www.themills.com. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics by posting such information on our website.

Item 11.                 Executive Compensation.

Information about executive compensation that is required by this item is incorporated by reference from the discussion under the section entitled “Our Executive Officers” in our proxy statement for the 2005 annual meeting of stockholders.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about security ownership of certain beneficial owners and management and our equity compensation plans that is required by this item is incorporated by reference from the discussions under the sections entitled “Voting Securities and Principal Holders Thereof” and “Our Executive Officers—Equity Compensation Plan Information” in our proxy statement for the 2005 annual meeting of stockholders.

Item 13.                 Certain Relationships and Related Transactions.

Information about certain relationships and related transactions that is required by this item is incorporated by reference from the discussion under the section entitled “Certain Relationships and Related Transactions” in our proxy statement for the 2005 annual meeting of stockholders.

Item 14.                 Principal Accountant Fees and Services.

Information about principal accountant fees and services that is required by this item is incorporated by reference from the discussion under “Proposal 2—Disclosure of Ernst & Young LLP Fees for the Year Ended December 31, 2004” in our proxy statement for the 2005 annual meeting of stockholders.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(1)   Financial Statements

(2)   Financial Statement Schedules

The Mills Limited Partnership
Schedule III—Real Estate and Accumulated Depreciation	F-79
Notes to Schedule III	F-80

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions are included in the consolidated financial statements or are inapplicable and, therefore, are omitted.

(3)   Exhibits

Exhibit No.	Exhibit Item
3.1

Amended and Restated Certificate of Incorporation of The Mills Corporation, as amended by First Amendment to Amended and Restated Certificate of Incorporation of The Mills Corporation (incorporated by reference to Exhibit 3.1 of The Mills Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

3.2	Amended and Restated Bylaws of The Mills Corporation (incorporated by reference to Exhibit 3.2 of The Mills Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.3

Certificate of Designations designating The Mills Corporation’s 9.00% Series B Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (incorporated by reference to Exhibit 4.1 of The Mills Corporation’s Current Report on Form 8-K filed on October 8, 2002).

3.4

Certificate of Designations designating The Mills Corporation’s 9.00% Series C Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (incorporated by reference to Exhibit 4.1 of The Mills Corporation’s Current Report on Form 8-K filed on December 16, 2002).

3.5

Certificate of Increase of Authorized Number of Shares of 9.00% Series C Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (incorporated by reference to Exhibit 4.3 of The Mills Corporation’s Current Report on Form 8-K filed on January 22, 2003).

3.6

Certificate of Designations designating The Mills Corporation’s 8.75% Series D Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (incorporated by reference to Exhibit 3.7 of The Mills Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.7

Certificate of Designations designating The Mills Corporation’s 8.75% Series E Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (incorporated by reference to Exhibit 4.1 of The Mills Corporation’s Current Report on Form 8-K filed on May 5, 2003).

3.8

Certificate of Increase of Authorized Number of Shares of 8.75% Series E Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (incorporated by reference to Exhibit 4.1 of The Mills Corporation’s Current Report on Form 8-K filed on October 7, 2003).

3.9

Certificate of Increase of Authorized Number of Shares of 8.75% Series E Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (incorporated by reference to Exhibit 3.1 of The Mills Corporation’s Current Report on Form 8-K filed on November 5, 2003).

3.10

Certificate of Decrease of Authorized Number of Shares of 9.00% Series B Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (incorporated by reference to Exhibit 3.1 of The Mills Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.11

Certificate of Designations designating The Mills Corporation’s 6.75% Series F Convertible Cumulative Redeemable Preferred Stock, Liquidation Preference $1,000.00 Per Share, Par Value $0.01 Per Share (incorporated by reference to Exhibit 3.1 of The Mills Corporation’s Current Report on Form 8-K, filed August 27, 2004).

4.1

Specimen Common Stock Certificate of The Mills Corporation (incorporated by reference to Exhibit 4.1 of The Mills Corporation’s Registration Statement on Form S-11 (No. 33-71524), which Registration Statement was declared effective by the SEC on April 14, 1994).

4.2

Form of certificate evidencing 9.00% Series B Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (incorporated by reference to Exhibit 4.2 of The Mills Corporation’s Current Report on Form 8-K filed on October 8, 2002).

4.3

Form of certificate evidencing 9.00% Series C Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (incorporated by reference to Exhibit 4.2 of The Mills Corporation’s Current Report on Form 8-K filed on December 16, 2002).

4.4

Form of certificate evidencing 8.75% Series E Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (incorporated by reference to Exhibit 4.2 of The Mills Corporation’s Current Report on Form 8-K filed on May 5, 2003).

4.5

Non-affiliate Registration Rights and Lock-up Agreement (incorporated by reference to Exhibit 4.3 of The Mills Corporation’s Registration Statement on Form S-11 (No. 33-71524), which Registration Statement was declared effective by the SEC on April 14, 1994).

4.6

Affiliate Registration Rights and Lock-up Agreement (incorporated by reference to Exhibit 4.4 of The Mills Corporation’s Registration Statement on Form S-11 (No. 33-71524), which Registration Statement was declared effective by the SEC on April 14, 1994).

4.7

Amendment No. 1 to the Registration Rights and Lock-up Agreement, effective as of February 24, 2003, by and between The Mills Corporation and the other signatories thereto (incorporated by reference to Exhibit 4.7A of The Mills Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.8

Registration Rights Agreement, dated as of March 26, 2003, by and among The Mills Corporation, Ward W. Woods and Nebris Corporation (incorporated by reference to Exhibit 4.10 of The Mills Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.9

Registration Rights Agreement, dated as of October 31, 2001, by and among The Mills Corporation and Kan Am USA XIII Limited Partnership (incorporated by reference to Exhibit 10.5 of The Mills Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.10

Agreement Regarding Ownership Limit Waiver Agreement, dated October 2, 2002, between The Mills Corporation and Cohen & Steers Capital Management Inc. (incorporated by reference to Exhibit 4.12 of The Mills Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.11

Ownership Limit Waiver Agreement, dated May 14, 2002, between The Mills Corporation, Kan Am Limited Partnership and the other Kan Am affiliates named therein (incorporated by reference to Exhibit 4.13 of The Mills Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.12

Supplemental Registration Rights Agreement, dated as of May 24, 2004, between The Mills Corporation and Ward W. Woods (incorporated by reference to Exhibit 4.1 of The Mills Corporation’s Periodic Report on Form 10-Q for the period ended June 30, 2004 filed on August 5, 2004).

4.13

Side Letter regarding Registration of Shares, dated as of June 14, 2004, by and among The Mills Corporation, The A.J. Trust 1989 Trust and The Irrevocable Trust for the Benefit of the Miller Children (incorporated by reference to Exhibit 4.2 of The Mills Corporation’s Periodic Report on Form 10-Q for the period ended June 30, 2004 filed on August 5, 2004).

4.14

Form of certificate evidencing 6.75% Series F Convertible Cumulative Redeemable Preferred Stock, Liquidation Preference $1,000.00 Per Share, Par Value $0.01 Per Share (incorporated by reference from Exhibit A of the Certificate of Designations designating The Mills Corporation’s 6.75% Series F Convertible Cumulative Redeemable Preferred Stock Liquidation Preference $1,000.00 Per Share, Par Value $0.01 Per Share, filed as Exhibit 3.1 of The Mills Corporation’s Current Report on Form 8-K, filed August 27, 2004)

4.15

Registration Rights Agreement, dated as of August 23, 2004, by and among The Mills Corporation, Morgan Stanley & Co., Incorporated and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.2 of the The Mills Corporation’s Current Report on Form 8-K, filed August 27, 2004)

10.1

Limited Partnership Agreement of The Mills Limited Partnership, dated as of April 21, 1994 (incorporated by reference to Exhibit 10.1 of The Mills Corporation’s Registration Statement on Form S-3 (No. 333-109331), which Registration Statement was declared effective by the SEC on January 9, 2004).

10.2

First Amendment to Limited Partnership Agreement of The Mills Limited Partnership, dated as of April 27, 2001 (incorporated by reference to Exhibit 10.3A of The Mills Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.3

Second Amendment to Limited Partnership Agreement of The Mills Limited Partnership, dated as of May 11, 2001, (incorporated by reference to Exhibit 10.3B of The Mills Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.4

Third Amendment to Limited Partnership Agreement of The Mills Limited Partnership, dated as of October 9, 2002 (incorporated by reference to Exhibit 10.1 of The Mills Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2002).

10.5

Fourth Amendment to Limited Partnership Agreement of The Mills Limited Partnership, dated as of December 17, 2002 (incorporated by reference to Exhibit 10.1D of The Mills Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.6

Fifth Amendment to Limited Partnership Agreement of The Mills Limited Partnership, dated as of March 26, 2003 (incorporated by reference to Exhibit 10.1E of The Mills Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.7

Sixth Amendment to Limited Partnership Agreement of The Mills Limited Partnership, dated as of May 5, 2003 (incorporated by reference to Exhibit 10.1 of The Mills Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.7

Form of Employee Non-Compete/Employment Agreements (incorporated by reference to Exhibit 10.1 of The Mills Corporation’s Registration Statement on Form S-11 (No. 33-71524), which Registration Statement was declared effective by the SEC on April 14, 1994).

10.8

Form of Noncompetition Agreement between The Mills Corporation, The Mills Limited Partnership and each of Kan Am and the Kan Am Partnerships (incorporated by reference to Exhibit 10.5 of The Mills Corporation’s Registration Statement on Form S-11 (No. 33-71524), which Registration Statement was declared effective by the SEC on April 14, 1994).

10.9

Form of Noncompetition Agreement with Kan Am Directors (incorporated by reference to Exhibit 10.6 of The Mills Corporation’s Registration Statement on Form S-11 (No. 33-71524), which Registration Statement was declared effective by the SEC on April 14, 1994).

10.10

Form of Indemnification Agreement between The Mills Corporation and each of its Directors (incorporated by reference to Exhibit 10.23 of The Mills Corporation’s Registration Statement on Form S-11 (No. 33-71524), which Registration Statement was declared effective by the SEC on April 14, 1994).

10.11

Purchase and Sale Agreement, dated as of April 29, 2002, by and among The Mills Limited Partnership, Simon Property Group, L.P., M.S. Management Associates, Inc. Simon Property Group (Texas), L.P., and SPG Realty Consultants, L.P. (incorporated by reference to Exhibit 10.1 of The Mills Corporation’s Current Report on Form 8-K filed on May 1, 2002).

10.12

Purchase and Sale Agreement, dated as of December 6, 2002, by and among The Cadillac Fairview Corporation Limited,; Cadillac Fairview U.S., Inc.; CF Broward Mall, Inc., CF Dover Mall L.P., CF Esplanade L.P., CF Northpark L.P., CF Galleria at White Plains, L.P., CF Cobb Associates, CF Gwinnett Associates, CFN, Inc., Cadillac Fairview Shopping Center Properties (Mississippi) Inc., Cadillac Fairview Shopping Center Properties (Louisiana) Inc., Cadillac Fairview Shopping Center Properties (New York) Inc., Cadillac Fairview Shopping Center Properties (Georgia) Inc. and The Mills Limited Partnership (the”Cadillac Purchase and Sale Agreement”) (incorporated by reference to Exhibit 10.1 of The Mills Corporation’s Current Report on Form 8-K filed on February 11, 2003).

10.13

Amendment to the Cadillac Purchase and Sale Agreement, dated as of January 31, 2003 (incorporated by reference to Exhibit 10.2 of The Mills Corporation’s Current Report on Form 8-K filed on February 11, 2003).

10.14#

The Mills Corporation Amended and Restated 1994 Executive Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of The Mills Corporation’s Registration Statement on Form S-8 (no. 333-81863), which Registration Statement was filed with the SEC and automatically declared effective on June 29, 1999).

10.15#

The Mills Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 99.3 of The Mills Corporation’s Registration Statement on Form S-8 (no. 333-81865), which Registration Statement was filed with the SEC and automatically declared effective on June 29, 1999).

10.16#

Amendment No. 1 to The Mills Corporation Amended and Restated 1994 Executive Equity Incentive Plan (incorporated by reference to Exhibit 10.18 of The Mills Corporation’s Annual Report on Form 10-K filed on March 15, 2004).

10.17#

Amendment No. 2 to The Mills Corporation Amended and Restated 1994 Executive Equity Incentive Plan (incorporated by reference to Exhibit 10.19 of The Mills Corporation’s Annual Report on Form 10-K filed on March 15, 2004).

10.18#	Amendment No. 1 to The Mills Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 10.20 of The Mills Corporation’s Annual Report on Form 10-K filed on March 15, 2004).
10.19

Purchase Agreement, dated January 22, 2003, between The Mills Corporation and Scudder RREEF Real Estate Fund, Inc. (incorporated by reference to Exhibit 1 of The Mills Corporation’s Current Report on Form 8-K filed on January 22, 2003).

10.20

Purchase Agreement, dated October 7, 2003, between The Mills Corporation and Scudder RREEF Real Estate Fund II, Inc. (incorporated by reference to Exhibit 10.1 of The Mills Corporation’s Current Report on Form 8-K filed on October 7, 2003).

10.21

Purchase Agreement, dated November 4, 2003, between The Mills Corporation, ING Clarion Real Estate Income Fund and Clarion CRA Securities, L.P. (incorporated by reference to Exhibit 10.1 of The Mills Corporation’s Current Report on Form 8-K filed on November 5, 2003).

10.22

Purchase and Sale Agreement, dated as of May 1, 2003, among The Torrance Company, Carson-Madrona Co., The Guilford Glazer Trust of 1984 and The Mills Limited Partnership (the “Del Amo Purchase Agreement”) (incorporated by reference to Exhibit 99.2 of The Mills Corporation’s Current Report on Form 8-K filed on July 14, 2003).

10.23

First Amendment to the Del Amo Purchase and Sale Agreement, dated as of June 30, 2003 (incorporated by reference to Exhibit 99.3 of The Mills Corporation’s Current Report on Form 8-K filed on July 14, 2003).

10.24

Agreement of Purchase and Sale, dated as of May 8, 2003, between Great Mall of the Bay Area Associates, L.P., and The Mills Limited Partnership (the “Great Mall Purchase Agreement”) (incorporated by reference to Exhibit 10.1 of The Mills Corporation’s Current Report on Form 8-K filed on August 19, 2003).

10.25	Amendment to the Great Mall Purchase Agreement, dated as of June 10, 2003 (incorporated by reference to Exhibit 10.2 of The Mills Corporation’s Current Report on Form 8-K filed on August 19, 2003).
10.26

Second Amendment to the Great Mall Purchase Agreement, dated as of June 20, 2003 (incorporated by reference to Exhibit 10.3 of The Mills Corporation’s Current Report on Form 8-K filed on August 19, 2003).

10.27

Third Amendment to the Great Mall Purchase Agreement, dated as of June 25, 2003 (incorporated by reference to Exhibit 10.4 of The Mills Corporation’s Current Report on Form 8-K filed on August 19, 2003).

10.28

Fourth Amendment to the Great Mall Purchase Agreement, dated as of July 18, 2003 (incorporated by reference to Exhibit 10.5 of The Mills Corporation’s Current Report on Form 8-K filed on August 19, 2003).

10.29

Fifth Amendment to the Great Mall Purchase Agreement, dated as of July 23, 2003 (incorporated by reference to Exhibit 10.6 of The Mills Corporation’s Current Report on Form 8-K filed on August 19, 2003).

10.30

Sixth Amendment to the Great Mall Purchase Agreement, dated as of July 25, 2003 (incorporated by reference to Exhibit 10.7 of The Mills Corporation’s Current Report on Form 8-K filed on August 19, 2003).

10.31

Seventh Amendment to the Great Mall Purchase Agreement e, dated as of July 31, 2003 (incorporated by reference to Exhibit 10.8 of The Mills Corporation’s Current Report on Form 8-K filed on August 19, 2003).

10.32

Eighth Amendment to the Great Mall Purchase Agreement, dated as of August 1, 2003 (incorporated by reference to Exhibit 10.9 of The Mills Corporation’s Current Report on Form 8-K filed on August 19, 2003).

10.33

Ninth Amendment to the Great Mall Purchase Agreement, dated as of August 4, 2003 (incorporated by reference to Exhibit 10.10 of The Mills Corporation’s Current Report on Form 8-K filed on August 19, 2003).

10.34

Assignment, assumption and acceptance, dated as of August 5, 2003, by and among The Mills Limited Partnership and the Milpitas Mills Limited Partnership (incorporated by reference to Exhibit 10.11 of The Mills Corporation’s Current Report on Form 8-K filed on August 19, 2003).

10.35

Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated December 3, 2003 (incorporated by reference to Exhibit 10.1 of The Mills Corporation’s Current Report on Form 8-K filed on December 16, 2003).

10.36#

Employment Agreement, made and entered into as of April 1, 2004, between The Mills Corporation and Laurence C. Siegel (incorporated by reference to Exhibit 10.1 of The Mills Corporation’s Current Report on Form 8-K filed on May 10, 2004).

10.37#

Employment Agreement, made and entered into as of February 2, 2004, between The Mills Corporation and Mark D. Ettenger (incorporated by reference to Exhibit 10.2 of The Mills Corporation’s Current Report on Form 8-K filed on May 10, 2004).

10.38#

The Mills Corporation’s 2004 Stock Incentive Plan, effective as of April 22, 2004 (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement filed on April 26, 2004 (No. 1-12994)).

10.39#

The Mills Corporation’s Non-Qualified Deferred Compensation Plan, amended and restated as of January 1, 2003 (incorporated by reference to Exhibit 99.2 of The Mills Corporation’s Form S-8 filed on July 26, 2004 (333-117669)).

10.40#

Amendment Number One to The Mills Corporation’s Non-Qualified Deferred Compensation Plan, effective as of March 14, 2003 (incorporated by reference to Exhibit 99.3 of The Mills Corporation’s Form S-8 filed on July 26, 2004 (333-117669)).

10.41#

Memorandum of Understanding, executed and effective as of May 10, 2004 between The Mills Corporation and Mark D. Ettenger (incorporated by reference to Exhibit 10.1 of The Mills Corporation’s Periodic Report on Form 10-Q for the period ended June 30, 2004 filed on August 5, 2004).

10.42

Contribution, Purchase and Sale Agreement dated as of August 16, 2004 by and between Super Regional Holdings I LLC and Super Regional Holdings II LLC, as Seller, and The Mills Limited Partnership, as Purchaser (incorporated by reference to Exhibit 10.1 of The Mills Corporation’s Period Report on Form 10-Q for the period ended September 30, 2004 filed on November 9, 2004).

10.43#

Restricted Stock Unit Agreement dated as of September 9, 2004 by and between The Mills Corporation and Mark D. Ettenger (incorporated by reference to Exhibit 10.2 of The Mills Corporation’s Period Report on Form 10-Q for the period ended September 30, 2004 filed on November 9, 2004).

10.44#

Form of Stock Appreciation Right Award (incorporated by reference to Exhibit 10.3 of The Mills Corporation’s Period Report on Form 10-Q for the period ended September 30, 2004 filed on November 9, 2004).

10.45#

Form of Stock Option Agreement for Outside Directors Pursuant to 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of The Mills Corporation’s Period Report on Form 10-Q for the period ended September 30, 2004 filed on November 9, 2004).

10.46#

Form of Restricted Stock Agreement for Outside Directors Pursuant to 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of The Mills Corporation’s Period Report on Form 10-Q for the period ended September 30, 2004 filed on November 9, 2004).

10.47*	Services Agreement effective as of December 1, 2004 by and among Kan Am Grundbesitz GmBH, Kan Am Services Limited Partnership and The Mills Limited Partnership.
10.48#

Summary of Oral Agreement regarding Compensation to be Paid to Non-Employee Directors for Fiscal Year 2005 effective December 1, 2004 (incorporated by reference to Item 1.01 of The Mills Corporation’s Current Report on Form 8-K filed on December 8, 2004).

10.49*

Second Amended & Restated Revolving Credit and Term Loan Agreement dated as of December 17, 2004 among various Lenders, The Mills Limited Partnership, as Borrower, JPMorgan Chase Bank NA, as Administrative Agent and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Co-lead Arrangers and Joint Bookrunners and Bank of America, N.A. and Eurohypo AG, New York Branch as Co-Syndication Agents and Keybank, National Association and Wachovia Bank, National Association, as Co-Documentation Agents.

10.50*#	Form of Restricted Stock Agreement Pursuant to the 2004 Stock Incentive Plan
12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for The Mills Corporation.
12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Unit Distributions for The Mills Limited Partnership.
21.1*	List of Subsidiaries of The Mills Corporation.
23*	Consent of Ernst & Young LLP, The Mills Corporation’s independent registered public accounting firm
31.1*	Section 302 Certification from Laurence C. Siegel, The Mills Corporation’s Chief Executive Officer, dated March 31, 2005.
31.2*	Section 302 Certification from Mary Jane Morrow, The Mills Corporation’s Chief Financial Officer, dated March 31, 2005.
31.3*

Section 302 Certification from Laurence C. Siegel, The Mills Corporation’s Chief Executive Officer, in his capacity as the Chief Executive Officer of the general partner of The Mills Limited Partnership, dated March 31, 2005.

31.4*

Section 302 Certification from Mary Jane Morrow, The Mills Corporation’s Chief Financial Officer, in her capacity as the Chief Financial Officer of the general partner of The Mills Limited Partnership, dated March 31, 2005.

32.1*	Section 906 Certification from Laurence C. Siegel and Mary Jane Morrow, the Chief Executive Officer and the Chief Financial Officer of The Mills Corporation, respectively, dated March 31, 2005.
32.2*

Section 906 Certification from Laurence C. Siegel and Mary Jane Morrow, the Chief Executive Officer and the Chief Financial Officer of The Mills Corporation, respectively, in their capacity as officers of the general partner of The Mills Limited Partnership, dated March 31, 2005.

*                    Filed herewith.

#                 Represents a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on March 31, 2005.

THE MILLS CORPORATION, a Delaware Corporation
By:	/s/ LAURENCE C. SIEGEL
Laurence C. Siegel
Chairman of the Board of Directors and Chief Executive Officer
THE MILLS LIMITED PARTNERSHIP, a Delaware Limited Partnership
By:	The Mills Corporation, its general partner
	By:	/s/ LAURENCE C. SIEGEL
Laurence C. Siegel
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated below on March 31, 2005:

Signature	Title
/s/ LAURENCE C. SIEGEL	Chairman of the Board of Directors, Chief Executive Officer
Laurence C. Siegel	(principal executive officer) and Director
/s/ MARK D. ETTENGER	President
Mark D. Ettenger
/s/ MARY JANE MORROW	Chief Financial Officer (principal financial officer)
Mary Jane Morrow
/s/ MICHAEL J. GREEN	Senior Vice President, Chief Accounting Officer
Michael J. Green	(principal accounting officer)
/s/ DIETRICH VON BOETTICHER	Vice Chairman and Director
Dietrich von Boetticher
/s/ JOHN M. INGRAM	Vice Chairman and Director
John M. Ingram

/s/ CHARLES R. BLACK, JR.	Director
Charles R. Black, Jr.
/s/ JAMES C. BRAITHWAITE	Director
James C. Braithwaite
/s/ JOSEPH B. GILDENHORN	Director
Joseph B. Gildenhorn
/s/ HARRY H. NICK	Director
Harry H. Nick
/s/ FRANZ VON PERFALL	Director
Franz von Perfall
/s/ ROBERT P. PINCUS	Director
Robert P. Pincus
/s/ CRISTINA L. ROSE	Director
Cristina L. Rose
/s/ S. JOSEPH BRUNO	Director
S. Joseph Bruno
/s/ COLOMBE M. NICHOLAS	Director
Colombe M. Nicholas
/s/ FRANK W. LAMPL	Director
Frank W. Lampl

Report of Independent Registered Public Accounting Firm

BOARD OF DIRECTORS
THE MILLS CORPORATION

We have audited the accompanying consolidated balance sheets of The Mills Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, total comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the management of The Mills Corporation. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Mills Corporation as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 17 of the Notes to the Consolidated Financial Statements, the accompanying consolidated balance sheet as of December 31, 2003 and the related consolidated statements of income, total comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2003 and 2002 and the financial statement schedule listed in the Index at Item 15(a) have been restated.

In 2004, as discussed in Note 3 of the Notes to the Consolidated Financial Statements, The Mills Corporation adopted the provisions of FIN No. 46(R), “Consolidation of Variable Interest Entities.”  In 2002, as discussed in Note 3 of the Notes to the Consolidated Financial Statements, The Mills Corporation changed its method of accounting for stock-based compensation plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Mills Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ ERNST & YOUNG LLP
McLean, Virginia
March 31, 2005

THE MILLS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data)

	December 31,
	2004	2003
		(Restated)
ASSETS
Income producing property:
Land and land improvements	$819.3	$420.2
Building and improvements	3,780.2	1,857.0
Furniture, fixtures and equipment	131.1	60.7
Less accumulated depreciation and amortization	(811.8)	(400.7)
Net income producing property	3,918.8	1,937.2
Construction in progress	732.9	298.4
Investment in unconsolidated joint ventures	728.5	805.9
Net real estate and development assets	5,380.2	3,041.5
Cash and cash equivalents	152.9	15.8
Restricted cash	77.0	37.5
Accounts receivable, net	246.5	81.4
Notes receivable, net	62.1	25.7
Deferred costs and other intangibles, net	157.1	63.5
Other assets	27.4	11.0
Total Assets	$6,103.2	$3,276.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages, notes, and loans payable	$3,826.6	$2,119.3
Accounts payable and other liabilities	338.5	226.8
	4,165.1	2,346.1
Minority interests:
Mills LP	95.7	118.2
Consolidated joint ventures	587.9	—
Series B Cumulative Redeemable Preferred Stock, par value $0.01, 4,300,000 shares authorized, issued and outstanding	107.5	107.5
Series C Cumulative Redeemable Preferred Stock, par value $0.01, 3,500,000 shares authorized, issued and outstanding	87.5	87.5
Series E Cumulative Redeemable Preferred Stock, par value $0.01, 8,545,000 shares authorized, issued and outstanding	213.6	213.6
Series F Convertible Cumulative Redeemable Preferred Stock, par value $0.01, 316,250 shares authorized, issued and outstanding	316.3	—
Common stock, par value $0.01, 100,000,000 shares authorized, 55,654,194 and 50,297,623 shares issued and outstanding in 2004 and 2003, respectively	0.6	0.5
Additional paid-in capital	970.5	915.5
Accumulated deficit	(439.1)	(497.7)
Accumulated other comprehensive loss	(2.4)	(14.8)
Total stockholders’ equity	1,254.5	812.1
Total Liabilities and Stockholders’ Equity	$6,103.2	$3,276.4

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)

	Years Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Revenues:
Minimum rent	$411.2	$213.3	$119.0
Percentage rent	9.3	5.6	2.3
Recoveries from tenants	202.3	119.3	66.0
Other property revenue	46.5	27.8	15.7
Management fee income	11.6	15.7	14.7
Other fee income	3.9	19.1	21.6
Total operating revenues	684.8	400.8	239.3
Expenses:
Recoverable from tenants	193.5	112.4	64.2
Other operating expenses	30.0	12.2	6.3
General and administrative	46.5	26.1	17.4
Cost of fee income	29.9	16.9	15.3
Depreciation and amortization	199.5	88.7	47.9
Total operating expenses	499.4	256.3	151.1
Operating income	185.4	144.5	88.2
Other income (expense):
Interest expense, net	(148.5)	(80.6)	(55.7)
Equity in earnings of unconsolidated joint ventures	15.3	34.6	24.0
Minority interest in consolidated joint ventures
Minority interest in earnings	(12.4)	—	—
Attribution to Mills of the elimination of interest and fees	47.9	—	—
Foreign currency exchange gains, net	15.2	38.6	11.6
Interest income	9.0	11.5	7.4
Other income (expense), net	9.2	(3.2)	(2.7)
Income before gain on sales of joint venture interests and minority interest in Mills LP	121.1	145.4	72.8
Gain on sales of joint venture interests	99.3	0.7	—
Income before minority interest in Mills LP	220.4	146.1	72.8
Minority interest in Mills LP net income, including Series D preferred unit distributions	(30.5)	(31.1)	(22.3)
Income from continuing operations	189.9	115.0	50.5
Discontinued operations, net of minority interest in Mills LP	—	0.1	0.3
Cumulative effect of FIN 46 adoption, net of minority interest in Mills LP	42.1	—	—
Net income	232.0	115.1	50.8
Preferred stock dividends	(43.9)	(27.8)	(2.6)
Income available to common stockholders	$188.1	$87.3	$48.2
Earnings per common share—basic:
Continuing operations	$2.75	$1.94	$1.35
Discontinued operations	—	—	0.01
Cumulative effect of FIN 46 adoption	0.80	—	—
Earning per common share—basic	$3.55	$1.94	$1.36
Earnings per common share—diluted:
Continuing operations	$2.71	$1.91	$1.33
Discontinued operations	—	—	0.01
Cumulative effect of FIN 46 adoption	0.79	—	—
Earning per common share—diluted	$3.50	$1.91	$1.34
Weighted average shares outstanding (in thousands):
Basic	53,055	44,864	35,491
Diluted	54,079	45,785	36,355
Dividends paid per common share	$2.35	$2.24	$2.18

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF TOTAL COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Net income	$232.0	$115.1	$50.8
Change in fair value of cash flow hedges	12.4	(0.5)	(9.2)
Total Comprehensive Income	$244.4	$114.6	$41.6

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Preferred	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Stock	Shares	Amount	Capital	Deficit	Loss	Total
Balances, December 31, 2001
As previously reported	$—	28.5	$0.3	$526.2	$(424.6)	$(5.1)	$96.8
Cumulative effect of restatement	—	—	—	—	(17.1)	—	(17.1)
As restated	—	28.5	0.3	526.2	(441.7)	(5.1)	79.7
Sale of capital stock	192.5	13.3	0.1	357.4			550.0
Employee benefit plans	—	0.8	—	19.8			19.8
Mills LP units exchanged	—	0.6	—	16.3	—	—	16.3
Change in fair value of cash flow hedges	—	—	—	—	—	(9.2)	(9.2)
Dividends declared:
Common stock	—	—	—	—	(86.1)	—	(86.1)
Preferred stock	—	—	—	—	(2.6)	—	(2.6)
Adjustment to minority interest from increased ownership in Mills LP	—	—	—	(106.5)	—	—	(106.5)
Net income	—	—	—	—	50.8	—	50.8
Balances, December 31, 2002	192.5	43.2	0.4	813.2	(479.6)	(14.3)	512.2
Sale of capital stock	216.1	—	—	(3.4)			212.7
Employee benefit plans	—	1.2	—	23.3			23.3
Series A preferred stock conversion	—	3.1	0.1	74.9	—	—	75.0
Mills LP units exchanged	—	2.8	—	22.6	—	—	22.6
Change in fair value of cash flow hedges	—	—	—	—	—	(0.5)	(0.5)
Dividends declared:
Common stock	—	—	—	—	(105.4)	—	(105.4)
Preferred stock	—	—	—	—	(27.8)	—	(27.8)
Adjustment to minority interest from increased ownership in Mills LP	—	—	—	(15.1)	—	—	(15.1)
Net income	—	—	—	—	115.1	—	115.1
Balances, December 31, 2003	408.6	50.3	0.5	915.5	(497.7)	(14.8)	812.1
Sale of capital stock	316.3	—	—	(10.1)	—	—	306.2
Employee benefit plans	—	0.7	0.1	19.7	—	—	19.8
Mills LP units exchanged	—	4.7		38.0	—	—	38.0
Change in fair value of cash flow hedges	—	—	—	—	—	12.4	12.4
Dividends declared:
Common stock	—	—	—	—	(129.5)	—	(129.5)
Preferred stock	—	—	—	—	(43.9)	—	(43.9)
Adjustment to minority interest from increased ownership in Mills LP	—	—	—	7.4	—	—	7.4
Net income	—	—	—	—	232.0	—	232.0
Balances, December 31, 2004	$724.9	55.7	$0.6	$970.5	$(439.1)	$(2.4)	$1,254.5

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Cash Flows From Operating Activities:
Net income	$232.0	$115.1	$50.8
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	(51.4)	—	—
Mills LP minority interest	39.7	31.1	22.3
Depreciation and amortization	199.5	88.7	47.9
Amortization of financing costs	10.2	7.2	5.3
Amortization of restricted stock incentive program	4.1	6.2	6.0
Equity in earnings of unconsolidated joint ventures	(15.3)	(34.6)	(24.0)
Minority interest in consolidated joint ventures	(35.5)	—	—
Gain on sales of joint venture interests	(99.3)	(0.7)	—
Foreign currency exchange gains	(15.2)	(38.6)	(11.6)
Gain on land sales	(20.1)	(1.0)	(2.1)
Abandoned project costs	8.3	2.2	2.7
Changes in assets and liabilities:
Accounts receivable, net	(70.0)	(37.0)	0.1
Notes receivable	(11.7)	(5.1)	(7.9)
Other assets	9.4	(1.7)	(1.2)
Accounts payable and other liabilities	65.3	37.1	(15.6)
Net cash provided by operating activities	250.0	168.9	72.7
Cash Flows From Investing Activities:
Consolidation of joint ventures under FIN 46	109.7	—	—
Minority interest investment in consolidated joint ventures, net	169.8	—	—
Distributions from unconsolidated joint ventures	33.1	64.6	42.2
Proceeds from sales of joint venture interests	206.1	75.3	—
Acquisitions of operating properties	(78.8)	(1,059.3)	(330.7)
Purchase of partnership interests	(497.4)	—	—
Investments in real estate and development assets	(539.6)	(167.5)	(266.6)
Proceeds from land sales	34.5	2.8	5.0
Deferred costs and other intangibles, net	22.3	(19.4)	(2.3)
Net cash used in investing activities	(540.3)	(1,103.5)	(552.4)
Cash Flows From Financing Activities:
Proceeds from mortgages, notes and loans payable	1,081.1	1,086.2	480.9
Repayments of mortgages, notes and loans payable	(759.0)	(269.7)	(378.9)
Financing costs	(3.1)	(14.4)	(5.3)
Change in restricted cash	(20.4)	(8.9)	0.5
Proceeds from sale of common stock, net	—	—	364.4
Proceeds from sale of preferred stock and units, net	306.2	222.7	185.6
Proceeds from stock option exercises	15.7	17.2	13.8
Common and preferred dividends paid	(169.0)	(126.1)	(75.2)
Common and preferred distributions to Mills LP unit holders	(24.1)	(35.8)	(36.3)
Net cash provided by financing activities	427.4	871.2	549.5
Net (decrease) increase in cash and cash equivalents	137.1	(63.4)	69.8
Cash and cash equivalents, beginning of year	15.8	79.2	9.4
Cash and cash equivalents, end of year	$152.9	$15.8	$79.2
Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$202.3	$99.4	$48.2
Non-cash investing and financing information provided in Note 14

See Accompanying Notes to Consolidated Financial Statements

THE MILLS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

1.   ORGANIZATION

The Mills Corporation, or TMC, is a fully integrated, self-managed real estate investment trust (“REIT”) that provides development, redevelopment, leasing, financing, management and marketing services to its properties. TMC conducts all of its business and owns all of its properties through The Mills Limited Partnership, or Mills LP, and its various subsidiaries. TMC is the sole general partner of Mills LP and owned a 1.00% general partner interest and an 85.12% limited partner interest as of December 31, 2004.

As of December 31, 2004, we owned or had an interest in 38 retail and entertainment-oriented centers comprised of 17 Mills Landmark Centers, 20 regional 21st Century Retail and Entertainment Centers and one International Retail and Entertainment Center. Of these, five Mills Landmark Centers, seven 21st Century Retail and Entertainment Centers and the International Retail and Entertainment Center were wholly owned by us. We also owned three community shopping centers, a portfolio of 19 single tenant properties and other related commercial development.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

We consolidate the accounts of TMC, Mills LP and all subsidiaries that we control. We do not consider ourselves to be in control of an entity when major business decisions require the approval of at least one other partner. All significant intercompany transactions and balances have been eliminated in consolidation.

We also consolidate entities that are considered to be variable interest entities (VIE’s) and for which we have been determined to be the primary beneficiary. The determination of whether an entity is a VIE requires knowledge of the structure of the economics and the governance of the entity, and judgment is necessary in how this knowledge is applied to the underlying rules. The effects of the elimination of interest and fee revenue and expense due to intercompany transactions between entities that are less than 100% owned are attributable to us as primary beneficiary.

Equity in the income or loss of joint ventures is recorded on the equity method of accounting. We allocate income to equity participants based on the terms of the respective partnership agreements upon an assumed liquidation of the joint venture at its depreciated book value as of the end of the reporting period. Partner distributions are defined by the individual joint venture agreements. Generally, net ordinary cash flow is distributed to each partner first to pay preferences on unreturned capital balances, including cumulative unpaid preferences, and thereafter in accordance with specified residual sharing percentages. Cash flow from capital events, including refinancing and asset sales, is generally allotted first to partners in an amount equal to their unreturned capital account and thereafter in accordance with residual sharing percentages.

Basis differences in our investments in joint ventures primarily result from the acquisition of partnership interests which are not reflected at the joint venture level; capitalized interest on the investment balance; and capitalized development and leasing costs recovered by us through fees earned during project development and construction. Basis differences in unconsolidated joint ventures were $678.8 million at December 31, 2004 and are amortized over 25 years.

REAL ESTATE AND DEVELOPMENT ASSETS

Income producing property is stated at cost and includes all costs related to acquisition, development, leasing and construction, including tenant improvements, interest incurred during construction, costs of predevelopment and certain direct and indirect costs of development. Cost incurred during the predevelopment stage are capitalized once management has determined that the project and the acquisition of a site is feasible and it is probable that management will be able to proceed. Land held for sale is carried at the lower of cost or fair value less costs to sell. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements which improve or extend the useful life of the asset are capitalized.

Operating properties are evaluated on an individual basis for impairment when conditions exist that may indicate that it is probable that the sum of expected undiscounted future cash flows from a property is less than the historical net cost basis. Upon determination that a permanent impairment has occurred, an impairment charge equal to the excess of historical cost basis over fair value is recorded. Costs related to predevelopment projects are expensed when it is determined that it is no longer probable we will develop the project and could be material.

The cost of acquired operating properties represents the allocation of purchase price to the underlying assets and liabilities, including identifiable intangible assets such as above/below market leases and at market leases, based on appraisals and other valuation methods. Amortization expense related to such intangibles for the years ended December 31, 2004 and 2003 was $8.6 million and $4.7 million, respectively. The estimated aggregate amortization expense for 2005, 2006, 2007, 2008 and 2009 is $4.7 million, $3.6 million, $2.8 million, $2.2 million and $1.7 million, respectively. External costs directly related to acquisition opportunities being actively pursued by us are capitalized. If we are successful in completing the acquisition, such costs are allocated to the acquired property as part of the purchase price. If not, such costs are expensed in the period it becomes likely the acquisition will not be completed.

Interest is capitalized on real estate and development assets, including investments in joint ventures, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” and SFAS No. 58, “Capitalization of Interest Cost in Financial Statements that include Investments Accounted for by the Equity Method.” The capitalization period commences when development begins and continues until the asset is ready for its intended use or is abandoned. The amount capitalized is based on the stated interest rates, including amortization of deferred financing costs. The calculation includes interest costs that theoretically could have been avoided, based on either project specific borrowings or an assumed repayment of our highest rate debt, had the underlying development and construction activities not been undertaken. For the years ended December 31, 2004, 2003 and 2002, interest was capitalized at an average rate of 7.8%, 8.6% and 9.4%, respectively, and amounted to $56.8 million, $48.0 million and $34.3 million, respectively.

Depreciation expense amounting to $158.4 million, $70.0 million and $38.8 million for the years ended December 31, 2004, 2003 and 2002, respectively, was computed using the straight-line method over the estimated useful lives of the assets, as follows:

Building and improvements	10 - 40 years
Land improvements	20 years
Furniture, fixtures and equipment	5 - 10 years
Tenant improvements	Lesser of life of asset or term of lease

CASH AND CASH EQUIVALENTS

Highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

RESTRICTED CASH

Restricted cash is comprised primarily of funds on deposit in cash collateral accounts controlled by the lenders. Proceeds from certain transactions are held in such accounts to fund maintenance reserves, interest, taxes and debt payments for the property associated with the loan.

ACCOUNTS RECEIVABLE, NET

Accounts receivable include amounts billed to tenants, deferred rent resulting from the straight-line recognition of rental income and accrued recoveries. Collectibility of these receivables is evaluated on a regular basis and the allowance for doubtful accounts is adjusted accordingly. At December 31, 2004 and 2003 the allowance for doubtful accounts was $15.2 million and $4.3 million, respectively.

DEFERRED COSTS AND OTHER INTANGIBLES, NET

Deferred costs and other intangibles include loan fees, leasing costs and the value of in-place leases related to operating property acquisitions. Loan fees, including related expenses, are amortized on a straight-line basis which approximates the interest method over the terms of the related notes. Leasing costs are amortized on a straight-line basis over the term of the related leases. The values of leases in-place at the date an operating property was acquired are amortized on a straight-line basis over the terms of the underlying leases. For the years ended December 31, 2004, 2003 and 2002, amortization expense was $54.5 million, $25.8 million and $14.4 million, respectively. Accumulated amortization was $115.8 million and $61.3 million, at December 31, 2004 and 2003, respectively.

REVENUE RECOGNITION

As lessor, we retain substantially all the risks and benefits of property ownership and accounts for our leases as operating leases. Minimum rent from income producing properties is recognized on a straight-line basis over the terms of the respective leases and includes amortization of deferred revenue resulting from acquired leases and the amortization of lease inducements. The term of each lease is based on the period during which a tenant has control of the space. Judgment is required to determine when a tenant takes control of the space, and accordingly when to commence the recognition of rent. As a part of the restatement of our financial statements we revised our previous practice of recognizing rent beginning with the lease commencement date to recognizing income from the date the tenant has control of the space. The cumulative impact of this was an adjustment to retained earnings of $6.4 million and an immaterial impact on net income for the periods presented. Percentage rent is recognized when tenants’ sales have reached certain sales levels as specified in the underlying lease. Recoveries from tenants for real estate taxes and other operating expenses are recognized as revenue in the period the applicable costs are incurred.

We provide management, leasing, development and financing services to most of our joint venture properties, for which we earn various fees. Management fees are a percentage of the monthly rental revenue received by the joint venture and recognized when such revenue is received by the property. Leasing fees are recognized upon execution of the lease and represent an agreed-upon rate per square foot of space leased. Development fees are recognized on the percentage completion method based on the proportion of our costs incurred to our expected total costs to be incurred. Financial service fees are a stated percentage of the loan commitment obtained and recognized when the loan agreement is executed by the lender. We expense leasing and financing overhead costs to the extent of our partners’ interests in the underlying entities. Other fee income reflects leasing, development and financing fees from unconsolidated joint ventures after the elimination of intercompany profit.

OTHER PROPERTY REVENUE

Other property revenue includes rent from tenants with original leases of one year or less, temporary in-line space, kiosks and ATM space. It also includes lease termination fees and recoveries of previously deemed uncollectible receivables.

DERIVATIVES AND HEDGING

A variety of derivative financial instruments are used to manage, or hedge, our exposure to the impact of changing interest rates. Derivative contracts are designated and qualify as cash flow hedges because, at inception, it is expected that the instrument will be effective in reducing interest rate exposure and that the underlying transaction will occur. Derivative instruments are not used for speculative purposes.

Derivative instruments are stated at fair value. Fair value is determined using various methods and assumptions based on market conditions and risks existing at each balance sheet date. In most cases, standard market conventions and techniques, such as discounted cash flow analysis, option pricing models, replacement cost and termination cost, are used to determine fair value. All methods of assessing fair value result in a value which may never be realized.

The fair value of derivative instruments are included in accounts payable and other liabilities and changes are charged to accumulated other comprehensive loss. In the event the instrument is determined to be no longer effective, the item being hedged no longer exists or the terms of the underlying transaction are modified, the fair value adjustment is charged to earnings as interest expense. Unrealized gains or losses charged to accumulated other comprehensive income are eventually recognized in earnings as the underlying hedged item is recognized.

INCOME TAXES

We have elected for TMC to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code (the “Code”). As a REIT, we will generally not be subject to federal and state income taxes on our net taxable income that we currently distribute to stockholders. In order to maintain REIT status, we are required to distribute at least 90% of our taxable income to our stockholders and are subject to various other requirements including meeting certain asset and income tests. Because we believe we will maintain our REIT status and distribute in excess of our taxable income, U.S. federal income taxes may not apply. Differences between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relate primarily to real estate depreciation, recognition of gains and losses from asset transactions and foreign currency exchange gains and losses. The tax treatment of dividends paid per common share was as follows:

	Years Ended December 31,
	2004	2003	2002
	(unaudited)
Ordinary income per common share	$1.19	$1.08	$.75
Capital gain per common share	0.60	.15	.12
Unrecaptured Section 1250 gains	0.02	—	—
Return of capital per common share	0.54	1.01	1.31
Dividends paid per common share	$2.35	$2.24	$2.18

The Code provides that a REIT may own stock in subsidiaries engaged in businesses which generate nonqualifying income, which are referred to herein as taxable REIT subsidiaries. The stock value of these businesses are subject to certain limitations and both the REIT and the taxable REIT subsidiaries are subject to strict rules governing ownership, operation and taxation. MillsServices Corp., or MSC, and its subsidiaries have made elections to be treated as taxable REIT subsidiaries.

MSC, a subchapter C corporation, is subject to federal and state income taxes at the prevailing tax rates. As of December 31, 2004, MSC had an estimated federal net operating loss carry forward of $42.5 million. Deferred tax assets relating primarily to the loss carry forward have been offset in their entirety by a valuation allowance since there is no assurance MSC will generate taxable income in the future.

FOREIGN OPERATIONS

The functional currency for entities operating or projects in development outside the United States is the currency of the country in which the entity or project is located. The financial statements of such entities are translated from the functional currency into U.S. dollars for inclusion in our financial statements. Gains or losses resulting from translation are accounted for as a component of other comprehensive income or loss.

Our non-U.S. investment and related advances are denominated in the non-U.S. entity’s functional currency and re-measured to our functional currency of the U.S. dollar. We expect to settle these amounts in the foreseeable future through distributions from the entities. Accordingly, gains or losses resulting from the re-measurement are included in the determination of net income. Foreign currency exchange losses and gains for the periods presented arose primarily as a result of this re-measurement.

As of December 31, 2004 and 2003, our overall investment in non-U.S. operations approximated $270.0 million and $210.9 million, respectively. Each of our non-U.S. operations is subject to certain foreign corporate-level income taxes.

SEGMENT REPORTING

We consider each of our properties a separate operating segment that are aggregated and reported as a single segment. Discrete financial information is available and each property’s operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance. This single reportable segment represents over 90% of our assets, revenues and income for each of the years presented. Future prospects for each property are similar and all have essentially the same economic characteristics with similar returns, occupancy and tenants and are sited near a metropolitan area with similar demographics and site characteristics.

EARNINGS PER COMMON SHARE

Basic earnings per common share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the dilutive impact of the assumed conversion of stock issued pursuant to our restricted stock and stock option incentive plans using the treasury stock method and the if-converted method for our convertible preferred stock.

TAX INCREMENT FINANCING

Tax increment financing is a common form of project infrastructure financing expected to be repaid through future tax assessments. In determining if such financing should be recorded, factors including whether the assessment is fixed or variable and the probability we will become obligated for such financing is considered.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the current year presentation.

3.   NEW AND PENDING ACCOUNTING PRONOUNCEMENTS

STANDARDS IMPLEMENTED AND TRANSITION ADJUSTMENT

FIN 45—Effective October 1, 2003, we adopted the disclosure provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements

for Guarantees, including Direct Guarantees of Indebtedness of Others.” Initial recognition and measurement provisions of FIN 45 were adopted on a prospective basis for guarantees issued after December 31, 2002. Under FIN 45, the fair value of a guarantee is recorded as a liability at its inception, with the offsetting entry recorded based on the circumstances in which the guarantee was issued. The adoption of this pronouncement did not have a material impact on our financial condition or results of operations.

FIN 46—Effective March 31, 2004, we adopted the provisions of FIN 46(R), “Consolidation of Variable Interest Entities,” which requires a primary beneficiary to consolidate variable interest entities (“VIE”). Under this new model for consolidation, an entity is deemed to be a VIE when: (a) the equity investors (if any) do not have a controlling financial interest or lack adequate decision making ability; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional financial support from other parties.

A number of our joint venture entities are with affiliates of KanAm. Three of our thirteen Board members are also affiliated with KanAm, which, combined with our residual sharing percentages in the economics of the ventures (see Footnote 5, “Joint Ventures”) result in those ventures being viewed as VIE’s. In all cases, we were determined to be the primary beneficiary. Subsequent changes in the entity’s partnership, financing and/or other certain events trigger a re-determination of the venture’s status as a VIE. As a result of such re-determination, two of the operating properties no longer meet the VIE criteria. Historically, the VIE joint ventures have been accounted for on the equity method because the underlying partnership agreements require major business decisions be approved by at least one other partner.

Pursuant to the transition provisions of FIN 46, we consolidated the assets and liabilities of the VIEs on March 31, 2004, and the operating results beginning April 1, 2004. VIE operating results were accounted for under the equity method through March 31, 2004. The impact of the adoption at March 31, 2004, was to consolidate joint ventures with total assets of $2,701.7 million and total liabilities of $1,932.7 million and to record a cumulative effect adjustment to increase earnings by $42.1 million, net of minority interest of $9.3 million, reflecting additional capitalized interest as if the entities had been consolidated during their respective construction periods. Our partners’ equity interests in the VIEs are classified as minority interest in consolidated joint ventures in our consolidated financial statements. The following presents the impact on our earnings had we adopted FIN 46 retroactively.

	Years Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Income from continuing operations	$189.9	$115.0	$50.5
Pro forma income from continuing operations	$190.9	$119.5	$55.4
Earnings per share from continuing operations:
Basic:
As reported	$2.75	$1.94	$1.35
Pro forma	$2.77	$2.07	$1.55
Diluted:
As reported	$2.71	$1.91	$1.33
Pro forma	$2.73	$2.01	$1.46

PENDING ADOPTION OF AN ACCOUNTING PRONOUNCEMENT

SFAS 123R—In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payments”. SFAS 123R is similar in its approach to share-based payments as the approach described in SFAS 123 except that SFAS 123R requires all share-based payments to employees, including stock options, be recognized in the income statement based on their fair values. SFAS 123R must be adopted no later than the first quarter beginning after June 15, 2005. We do not expect SFAS 123R to have a significant impact our results of operations and expect to adopt its provisions effective July 1, 2005. Had we adopted SFAS 123R in prior period periods its impact would have approximated that of SFAS 123 as more fully described in Note 13.

4.   ACQUISITIONS

The following summarizes acquisitions completed during 2004, 2003 and 2002. The purchase price below does not include transaction costs.

	Acquisition Date	Purchase Price
100% Interest Acquired:
Westland Mall	January 2004	$78.8
Great Mall of the Bay Area	August 2003	265.5
Del Amo Fashion Center	June 2003	442.0
Cadillac Fairview Portfolio(1)	January 2003	539.9
The Shops at Riverside Square	December 2002	86.5
Cincinnati Mills (formerly known as Forest Fair)	September 2002	68.8
Partial Interests Acquired:
GM Portfolio(2)	October 2004	452.1
Madrid Xanadú(3)	August 2004	45.0
Cadillac Fairview Portfolio(4)	May 2003	62.5
Opry Mills(5)	June 2002	30.9

(1)          Broward Mall, Dover Mall, The Esplanade, Galleria at White Plains, Northpark Mall and approximately 110 acres of developable land adjacent to the properties.

(2)          In October 2004, we purchased a 50% interest in nine regional mall properties (the “GM Portfolio”). We paid $452.1 million in cash for the equity in the underlying entities. Our proportionate share of pre-existing property debt assumed was $170 million, an our proportionate share of property debt incurred in connection with the transaction was $410 million. The GM Portfolio has a combined GLA of 8.9 million square feet and includes Briarwood Mall, Columbus City Center, The Falls, Hilltop Mall, Lakeforest Mall, Marley Station, Meadowood Mall, Stoneridge Mall and The Mall at Tuttle Crossing.

(3)          Acquisition of joint venture interests not owned by us for $45.0 million subject to a potential adjustment over the next two years based on a formula.

(4)          50% interest in Gwinnett Place and Town Center at Cobb.

(5)          Acquisition of the joint venture interest not owned by us.

Acquired properties are included in our results of operations from their respective date of acquisition. The following unaudited pro forma results of operations reflect these transactions as if each had occurred on January 1 of the year presented. In our opinion, all significant adjustments necessary to reflect the effects of the acquisitions, the equity offerings and use of the line of credit have been made.

	Unaudited Pro Forma
	Years Ended December 31,
	2004	2003
		(Restated)
Operating revenues	$688.1	$419.6
Net income	$227.9	$128.8
Income per common share—basic	$3.57	$2.12
Income per common share—diluted	$3.51	$2.09

The following summarizes the purchase price allocation for the 2004 and 2003 acquisitions:

	2004	2003
Income producing property	$76.6	$1,206.6
Investment in unconsolidated joint ventures	452.1	62.5
Deferred costs and other intangibles, net	2.7	71.4
Mortgages, notes and loans payable assumed	—	(65.9)
Accounts payable and other liabilities	(0.5)	(20.4)
Net assets acquired	$530.9	$1,254.2

5.   JOINT VENTURES

Joint ventures are commonly used in the real estate industry to fund development and/or expansion and to diversify risk in a particular property or area. We held joint venture interests in 27 properties as of December 31, 2004 and 17 as of December 31, 2003, as well as interests in various predevelopment projects. Joint venture interests are accounted for under the equity method while the venture is unconsolidated. Consolidation occurs when we gain unilateral control of the entity through the acquisition of additional partnership interests or when the entity becomes a variable interest entity for which we are determined to be the primary beneficiary. The following summarizes our residual sharing and capital contribution percentages in our consolidated and unconsolidated real estate joint ventures at December 31, 2004:

	Residual Sharing Percentage	Capital Contribution Percentage
Consolidated Joint Ventures:
Operating properties:
Arundel Mills	59.3%	39.5%
The Block at Orange	50.0%	—
Colorado Mills	56.3%	37.5%
Concord Mills	59.3%	39.5%
Discover Mills	50.0%	—
Grapevine Mills	59.3%	39.5%
Great Mall of the Bay Area	75.0%	49.0%
Katy Mills	62.5%	25.0%
Opry Mills	75.0%	49.0%
St. Louis Mills	75.0%	50.0%
Arundel Mills Marketplace	59.3%	39.5%
Properties under development:
Meadowlands Xanadu(1)	53.3%	26.67%
Pittsburgh Mills	56.3%	37.5%
Unconsolidated Operating Property Joint Ventures:
Arizona Mills	50.0%	50.0%
Ontario Mills	50.1%	50.1%
Briarwood Mall(2)	50.0%	50.0%
Columbus City Center(2)	50.0%	50.0%
Del Amo Fashion Center	75.0%	50.0%
The Falls(2)	50.0%	50.0%
Gwinnett Place(3)	50.0%	50.0%
Hilltop Mall(2)	49.9%	49.9%
Lakeforest Mall(2)	50.0%	50.0%
Marley Station(2)	50.0%	50.0%
Meadowood Mall(2)	50.0%	50.0%
Stoneridge Mall(2)	49.9%	49.9%
Town Center at Cobb(3)	50.0%	50.0%
The Mall at Tuttle Crossing(2)	50.0%	50.0%
Vaughan Mills	50.0%	50.0%

(1)          Percentages are subject to change based upon project scope and required contributions

(2)          GM Portfolio properties acquired in October 2004

(3)          Cadillac Fairview portfolio acquired in May 2003

AGREEMENTS

We are committed to providing additional equity to certain of our joint ventures under development pursuant to the relevant joint venture agreements and we guarantee certain joint venture partners’ preference returns and the repayment of construction debt. Guarantees generally remain in effect until certain debt service coverage tests are met or a permanent loan is obtained, which generally occurs within two to four years after a property’s grand opening. We would be liable under the guarantees if the proceeds are insufficient to fund preference payments, the project’s construction is not completed or the construction loan is not refinanced at or before maturity. Most of our joint venture agreements with KanAm contain provisions whereby we or KanAm can require the purchase or sale of KanAm’s ownership interests.

The following summarizes certain significant joint venture agreement provisions and activities:

Meadowlands Xanadu

Meadowlands Xanadu is being developed on the site of the Continental Arena in New Jersey pursuant to an agreement with the New Jersey Sports and Exposition Authority, or the NJSEA. It is being developed through a joint venture between Meadowlands Mills Limited Partnership, or Meadowlands Mills, and affiliates of Mack-Cali Realty Corporation, or Mack-Cali. Meadowlands Mills is obligated to contribute capital up to a maximum 40% of net project costs while Mack-Cali is obligated to contribute capital up to a maximum $32.5 million. Commencing on the sixth anniversary of opening, the agreement provides that either party may put their interest in the partnership to the other for a price based on the fair value of the project at that time.

Meadowlands Mills is a partnership between us and KanAm. In October 2004, an entity owned by Meadowlands Mills acquired a 587-acre tract of land adjacent to the Continental Arena site, or the Empire Tract. In connection with the redevelopment agreement with NJSEA, we conveyed the Empire Tract to a non-profit conservation trust in exchange for a payment or credit of $26.8 million granted by the NJSEA. As of December 31, 2004, we had invested approximately $109.3 million in Meadowlands Mills and KanAm had invested $210.2 million.

Pittsburgh Mills

Pittsburgh Mills is expected to open during the summer of 2005 and is being developed by Pittsburgh Mills Limited Partnership, a joint venture between Mills-KanAm Pittsburgh Limited Partnership (“Mills-KanAm Pittsburgh”) and AV Associates Limited Partnership. Mills-KanAm Pittsburgh, through which we own our interest in the Pittsburgh Mills project, is a joint venture with KanAm. For one to three years following the opening of the project, AV Associates may elect to convert a portion of its interest in the partnership to, at our option, cash or units of Mills LP. Commencing on the fifth anniversary of the project’s opening, AV Associates may put, and we may call, all of AV Associates’ remaining partnership interest for a purchase price based on the fair market value of the property and paid, at our option, in cash or units of Mills LP. As of December 31, 2004, we and KanAm had each invested $57.8 million.

Vaughan Mills

We and Ivanhoe Cambridge each own an undivided 50% interest, as tenants in common, in Vaughan Mills, which opened in November 2004. At any time following the fourth anniversary of the opening of the project, either party may exercise a buy-sell provision pursuant to which the offering party can require that the other party either purchase for cash the offering party’s entire interest in the project or sell to the offering party the interest of the other party.

SALE OR CONVEYANCE OF PARTNERSHIP INTERESTS

In December 2004, we sold a 50% joint venture interest in Del Amo Fashion Center for $221.8 million, including $158.0 million of the venture’s debt. We recognized no material gain or loss on the sale. We included it in our consolidated results of operations from its date of acquisition in June 2003 through the date the interest was sold and have since accounted for it on the equity method as an unconsolidated joint venture.

Also in December 2004, we sold a 50% joint venture interest in a parcel of land adjacent to the Del Amo Fashion Center for $22.8 million in cash and recognized a $15.3 million gain.

In August 2004, we and KanAm sold a 50% joint venture interest in Ontario Mills for $170.3 million. The joint venture interest sold consisted of KanAm’s entire interest and a portion of the interest held by us. We received proceeds of $50.7 million and recognized a gain of $39.6 million on our portion of the sale. Ontario Mills was an unconsolidated joint venture through March 31, 2004; was consolidated under FIN 46 from April 1, 2004, through August 27, 2004, and has since been accounted for on the equity method as an unconsolidated joint venture.

In June 2004, we recorded a gain of $8.5 million from our August 2003 conveyance to KanAm of an additional 6.375% partnership interest in each of the Arundel Mills, Concord Mills and Grapevine Mills centers for proceeds of $28.1 million. Due to our continuing involvement in the joint ventures, we were precluded from recognizing the transactions as sales until June 2004 when the underlying joint venture agreements were amended to remove the terms comprising the continuing involvement.

In March 2004, we conveyed an approximately 50% joint venture interest in Opry Mills to KanAm Grund Kapitalanlagegesellshaft mbH (“KanAm Grund”) for $68.9 million and a gain of $35.9 million was recognized. KanAm Grund is an affiliate of KanAm, a German syndicator of real estate funds with whom we have had a long standing relationship. In connection with this transaction, we terminated a swap agreement and recorded a $5.3 million charge against the gain. Opry Mills was an unconsolidated joint venture through June 2002 when we acquired our then partner’s remaining interest. It was a wholly owned entity from June 2002 through March 23, 2004, and has since been accounted for as a consolidated joint venture.

In December 2003, we conveyed a 50% joint venture interest in the Great Mall of the Bay Area to KanAm Grund for $47.2 million and recognized a $0.7 million gain. The Great Mall of the Bay Area was consolidated as a wholly owned entity from August 2003 through December 17, 2003; was accounted for as an unconsolidated joint venture through March 31, 2004; and was consolidated under FIN 46 effective March 31, 2004.

MINORITY INTEREST IN CONSOLIDATED JOINT VENTURES

Upon the adoption of FIN 46 we consolidated 15 joint venture properties which were previously accounted for under equity method. One such property (Ontario Mills) was deconsolidated subsequently as a result of the sale of equity interests. We have since acquired our partner’s interest in a second property (Madrid Xanadú).

Our consolidated joint ventures are variable interest entities (“VIE”) for which we have been determined to be the primary beneficiary. Pursuant to the transition provisions of FIN 46, we consolidated the assets and liabilities of these entities on March 31, 2004, and the operating results beginning April 1, 2004. The impact of the adoption at March 31, 2004, was to consolidate joint ventures with total assets of $2,701.7 million and total liabilities of $1,932.7 million and to record a cumulative effect adjustment to earnings of $42.1 million, net of minority interest of $9.3 million, reflecting additional capitalized interest as if the entities had been consolidated during their respective construction periods. For the three months ended March 31, 2004 equity in the earnings of these ventures amounted to $8.2 million.

Equity interests in these joint ventures not owned by us are classified as minority interest in consolidated joint ventures in our consolidated financial statements. Included in our net income is the attribution to us, as primary beneficiary, of the effects of the elimination of interest and fees. For the period April 1, 2004 through December 31, 2004, such amount included development fees of $39.6 million and interest income of $8.3 million. Distributions paid to or contributions received from our consolidated joint ventures are reflected as minority interest, net in our consolidated statement of cash flows.

Our consolidated operating property joint ventures are primarily financed through third party mortgages collateralized by their respective operating property. The creditors of such ventures do not have recourse to our general credit except when we have provided a guaranty. At December 31, 2004, such mortgages aggregated $1.6 billion and are included in mortgages, notes and other loans payable in our consolidated balances sheet. The carrying value of the related collateral aggregated $2.1 billion and is classified in the net real estate and development assets section of our consolidated balance sheet at December 31, 2004.

UNCONSOLIDATED JOINT VENTURES

As of December 31, 2004, preference returns to the joint venture partners were current and we had guaranteed repayment of $113.5 million of joint venture debt and joint venture letters of credit of $5.8 million. We would be required to guarantee an additional $5.6 million if the joint ventures borrow up to the total construction loan commitments. We are also contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District (“City”). The remaining aggregate amount of the special tax assessment is $10.6 million and will be collected through 2020 to fund debt service on bonds issued by the City.

Condensed combined financial statements of our unconsolidated joint ventures follow:

	December 31,
CONDENSED COMBINED BALANCE SHEETS:	2004	2003
		(Restated)
Assets:
Net income producing property	$2,379.2	$2,167.5
Construction in progress	138.9	481.5
Cash and cash equivalents	45.7	119.2
Restricted cash	6.7	40.5
Accounts and notes receivable, net	74.1	135.2
Deferred costs, net	53.8	122.1
Other	68.7	103.7
Total assets	$2,767.1	$3,169.7
Liabilities and Equity:
Debt	$2,162.6	$2,204.9
Other liabilities*	132.1	246.6
Equity	472.4	718.2
Total liabilities and equity	$2,767.1	$3,169.7

*       Includes amounts due to Mills.

	Year Ended December 31,
CONDENSED COMBINED RESULTS OF OPERATIONS:	2004	2003	2002
		(Restated)	(Restated)
Revenue:
Minimum rent	$142.7	$223.9	$181.4
Other property revenue	102.8	135.5	106.8
Total operating revenues	245.5	359.4	288.2
Expenses:
Property operating expenses	79.3	117.1	92.6
Depreciation and amortization	63.5	109.8	94.5
Total operating expenses	142.8	226.9	187.1
Operating income	102.7	132.5	101.1
Other income (expense):
Interest expense	(77.0)	(107.4)	(82.5)
Foreign currency exchange gains, net	—	1.9	—
Other income (expense), net	(5.7)	9.0	25.3
Net income	$20.0	$36.0	$43.9
Mills equity in earnings	$15.3	$34.6	$24.0

Significant accounting policies used by our unconsolidated joint ventures are consistent with ours.

Effective March 31, 2004, 15 previously unconsolidated joint ventures were consolidated upon adoption of FIN 46. Also during 2004, we increased our interests in unconsolidated joint ventures with the GM Portfolio purchase in October 2004 and the sale of joint venture interests in Del Amo Fashion Center in December 2004 and Ontario Mills in August 2004. In November 2004, the Vaughan Mills which is owned by a joint venture, opened. During 2003, operating unconsolidated joint ventures increased by five properties: (1) the December 2003 conveyance of an interest in the Great Mall of the Bay Area; (2) and (3) the May 2003 acquisition of interests in Gwinnett Place and Town Center at Cobb in connection with the Cadillac Fairview Portfolio acquisition; (4) and (5) openings of the St. Louis Mills and Madrid Xanadú developments.

During 2004, the following financing transactions were completed on behalf of our unconsolidated joint venture properties:

•       In December 2004, in connection with the sale of a partnership interest, the Del Amo Fashion Center mortgage was refinanced. The new $316.0 million mortgage is interest-only through maturity and provides for an additional $134.0 million in redevelopment financing. The stated maturity is January 2008 with two one-year extension options. We have guaranteed $25.0 million of principal.

•       In March 2004, construction financing for Vaughan Mills, an unconsolidated joint venture, was obtained from an affiliate of our partner in the project. The construction loan has a total commitment of $157.8 million and a stated maturity of March 2006 with a one-year extension option. The loan bears interest at CDOR plus 2.25%. The CDOR margin is reduced as the project meets specified completion, occupancy and leasing requirements are met and debt service coverage ratios are achieved. Our guaranty of 50% of the construction borrowings is reduced when certain performance measures are achieved.

Advances to unconsolidated joint ventures were $19.6 million, $114.9 million and $127.6 million as of December 31, 2004, 2003 and 2002, respectively. We earned interest on such advances of $11.1 million, $8.2 million and $4.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

6.   MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable, consist of the following:

	December 31,
	2004	2003
Wholly Owned Property Debt:
Broward Mall—Interest is payable monthly and principal payments are due in March with $1.5 million due in 2005; $2.0 million due annually from 2006 through 2008; and a balloon payment due in 2009. Mortgage was adjusted to fair value in the allocation of purchase price resulting in an effective interest rate of 5.34%.	$62.1	$64.4
Cincinnati Mills(a)—Principal is due December 2006; interest rate at LIBOR plus 2.00%. An interest rate swap fixes interest at 5.88% through October 2006 on a notional amount of $57.0 million. Mills guarantees 75% of the balance.	122.0	58.4
Concord Mills Marketplace(b)—Balloon payment is due in February 2014; interest rate is 5.76%.	14.3	—
Concord Mills Marketplace—Refinanced in January 2004	—	17.8
Del Amo Fashion Center—deconsolidated in December 2004 upon sale of partnership interest	—	287.0
Dover Mall, The Esplanade, Galleria at White Plains and Northpark Mall Cross Collateralized(a)—Principal is due February 2008, including two one-year extension options; interest rate is LIBOR plus 2.10%. The LIBOR floor is 1.75% on a notional amount of $75.0. An interest rate swap fixes the interest rate at 4.17% on the remaining $245.0 million through February 2005.	320.0	320.0
Franklin Mills/Liberty Plaza(b)—Balloon payment is due May 2007; blended interest rate is 7.67%	130.8	132.9
Madrid Xanadú(a)—Loan is denominated in Euros and has a total commitment of $240.5 million. Interest rate is EURIBOR plus 1.55%. Principal is due May 2006 but may be extended under two one-year options subject to certain conditions. Mills guarantees 2% of the balance, consolidated in 2004.	239.5	—
Potomac Mills/Gurnee Mills(b)—Balloon payment is due March 2011; interest rate is 7.46%.	343.0	346.5
The Shops at Riverside Square—Interest is payable monthly through January 2005; principal and interest payments are due thereafter based on 30-year amortization with a balloon payment due January 2013; interest rate is 5.77%.	65.0	65.0
Sawgrass Mills(b)—Balloon payment is due July 2006; interest rate is 7.18% per annum.	290.3	293.4
Sawgrass Mills(b) (mezzanine loan)—Balloon payment is due in July 2006; interest rate is LIBOR plus 4.50%.	35.7	36.1
Westland Mall—Interest is payable monthly through February 2007; principal and interest payments are due thereafter based on 30-year amortization with a balloon payment due February 2011; interest rate is 4.95%.	58.8	—
Net Leased Properties(a)—Principal maturity dates range from October 2010 to January 2023; weighted average interest rate is 8.57%.	47.4	47.4
Consolidated Joint Venture Property Debt
Arundel Mills(a)—Principal is due June 2010; interest rate is 4.61%. Provided certain conditions are met, an additional $40.0 million may be borrowed.	187.0	—

Arundel Marketplace(b)—Balloon payment is due January 2014; interest rate is 5.92%.	12.3	—
The Block at Orange(a)—Balloon payment is due January 2009. Through April 2006 two interest rate swaps fix the rate at 6.67% and 5.69% on varying notional amounts which total the outstanding balance of the mortgage. From May 2006 through the extended maturity an interest rate swap fixes the interest rate at 5.69% on a notional amount of $135.0 million.	135.0	—
Colorado Mills(a)—Principal is due November 2009, including two one-year extension options; interest rate is LIBOR plus 1.78%.	170.0	—
Concord Mills(b)—Balloon payment is due December 2012; interest rate is 6.13%.	176.9	—
Discover Mills(a)—Principal is due April 2007 and has a one-year extension option. On a notional amount of $110.5 million of the $119.4 million mortgage loan, interest rate swaps fix the interest rate at 3.44% through March 2005, 5.04% from April 2005 through March 2006, and 6.28% from April 2006 through maturity. On a notional amount of $39.5 million of the $42.6 million mezzanine loan, interest rate swaps fix the interest rate at 4.69% through March 2005, 6.29% from April 2005 through March 2006, and 7.53% from April 2006 through maturity. Mills guarantees 100% of the loan.	162.0	—
Grapevine Mills(b)—Balloon payment is due October 2008; interest rate is 6.47%	151.3	—
Grapevine Mills II(b)—Balloon payment is due November 2008; interest rate is 8.39%.	14.1	—
Great Mall of the Bay Area(a)—Principal is due September 2008; interest rate is 4.80%.	175.0	—
Katy Mills(a)—Principal is due January 2013; interest rate is 6.69%. Mills guarantees 10% of the balance.	148.0	—
Opry Mills(a)—Principal is due October 2007, including two one-year extensions; interest rate is LIBOR plus 1.18%. An interest rate swap fixes LIBOR at 2.50% on the balance through maturity fixing interest at 3.68%. Provided certain terms and conditions are met, an additional $25.0 million may be borrowed.	175.0	175.0
St. Louis Mills(a)—Principal is due May 2006; interest rate is LIBOR plus 1.95%. Interest rate swaps fix the interest rate at 4.36% and 4.15% on notional amounts of $55.0 million and $55.0 million, respectively, through October 2005 and 5.80% from November 2005 through April 2006 on a notional amount of $110.0 million.	131.1	—
Other	8.0	13.4
Other:
Line of credit(a)—see description below	252.0	227.0
Term loan(a)—see description below	200.0	35.0
	$3,826.6	$2,119.3

(a)           Requires monthly interest only payments through maturity.

(b)          Monthly interest and principal payments based on a 30 year amortization schedule with a balloon payment due at maturity.

The weighted average interest rate on our debt was 5.38% and 5.59% at December 31, 2004 and 2003, respectively. Of the total outstanding debt, $2.5 billion and $1.1 billion was fixed rate at December 31, 2004 and 2003, respectively. The revolving line of credit and term loan are our only unsecured borrowings ($452.0 million at December 31, 2004). At December 31, 2004, we had total recourse debt of $3.4 billion.

Certain mortgages, notes and loans payable agreements contain restrictive covenants relating to the maintenance of specified financial performance ratios such as minimum net worth, debt service coverage ratio, loan to value and restriction on future dividend and distribution payments. As of December 31, 2004, we were in compliance with these covenants. We have reviewed the restatement adjustments with our lenders and have received the required waivers of certain representations and non-financial covenants that are affected by the restatement adjustments described in Note 17. Contemporaneously with the filing of this Form 10-K, we satisfied all conditions contained in the waiver agreement, and therefore the Facility continues to remain available and in full force and effect.

Aggregate annual maturities at December 31, 2004 are as follows:

2005	$18.7
2006	708.6
2007	1,051.7
2009	669.1
2010	373.9
Thereafter	1,004.6
$3,826.6

In December 2004, we refinanced our existing $500.0 million unsecured line of credit and $200.0 million secured term loan with an unsecured $1.2 billion credit facility (the “Facility”) which includes a revolving credit commitment of $1.0 billion and a term loan of $200.0 million. Borrowings under the Facility may be used to acquire or develop real property, make various permitted investments, repay indebtedness and fund other working capital needs. The ability to draw on the line of credit is subject to the maintenance of certain financial ratios as specified in the line of credit agreement. At our option, borrowings under the Facility bear interest at LIBOR, EURIBOR or a base rate plus an applicable margin based on our leverage ratio. The margin on LIBOR rate loans varies between 0.95% and 1.45% (1.18% at December 31, 2004) and between 0.15% and 0.45% on base rate loans (0.15% at December 31, 2004). A facility fee, based on our leverage ratio and ranging from 20 to 25 base points on the aggregate loans and unused commitments is also required. At December 31, 2004 the weighted average interest rate on the aggregate outstanding borrowings was 5.4%. The Facility is scheduled to expire in December 2007 and contains a one-year extension option.

7.   FINANCIAL INSTRUMENTS—DERIVATIVES AND HEDGING

In the normal course of business, we and our joint ventures are exposed to the effect of interest rate changes. To limit this exposure, established risk management policies and procedures including the use of a variety of derivative financial instruments to manage, or hedge, interest rate risk are followed. Derivative instruments are not used for speculative purposes. Derivative instruments used for hedging must be effective in reducing the interest rate risk exposure. Changes in the hedging instrument’s fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income (loss). Hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Hedges that meet these criteria are formally designated as cash flow hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, the change in the fair value of the derivative instrument is marked to market with the change included in net income in each period until the derivative instrument matures. Any derivative instrument used for risk management that becomes ineffective is marked to market through earnings.

Depending on the underlying exposure, interest rate swaps, caps and floors, options, forwards or a combination thereof, may be used to manage interest rate risk. Interest rate swaps and collars are contractual agreements with third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract or collar agreement, the exposure is limited to the interest rate differential on the notional amount. We do not anticipate non-performance by any of our counterparties. Net interest differentials to be paid or received under a swap contract and/or collar agreement are accrued as interest expense as incurred or earned.

Interest rate hedges, designated as cash flow hedges, hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains or losses in the fair value of these hedges are reported on the balance sheet and included in accounts payable and other liabilities or in investment in unconsolidated joint ventures with a corresponding adjustment to either accumulated other comprehensive income or earnings depending on the hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income to the extent of the effective portion of the risk being hedged. Changes in the fair value of the hedging instrument related to the effective portion of the risk being hedged are included in accumulated other comprehensive income (loss). Changes in fair value representing (1) the ineffectiveness of the hedging relationship and (2) any other component of fair value not related to the risk being hedged are recorded as interest expense through earnings. Changes in fair value representing ineffectiveness of the hedging relationship are minimal for all periods presented. Some derivative instruments are associated with the hedge of an anticipated transaction. Over time, the unrealized gains/losses held in accumulated other comprehensive income (loss) will be reclassified to earnings consistent with when the hedged items are recognized in earnings. This type of reclassification reduced net income by $5.6 million for the year ended December 31, 2004.

As of December 31, 2004, we and our joint ventures were party to interest rate swap agreements that hedge the impact of the variability of LIBOR on cash outflows. Under the agreements, we, or the joint venture, receive LIBOR and pay a fixed rate. The following summarizes the current and deferred start swap terms of the derivative instruments and provides a reconciliation of their fair values and adjustments to accumulated other comprehensive (loss) income:

	Wholly Owned	Joint Ventures
Hedge type	Cash Flow	Cash Flow
Description	Swap	Swap
Range of notional amounts	$57.0 - $245.0 million	$6.5 - $176.3 million
Range of interest rate	2.07% - 3.88%	1.69% - 5.35%
Range of deferred effective start dates	—	4/1/05 - 4/3/06
Range of maturity dates	2/15/05 - 10/2/06	4/1/05 - 11/1/09
Accumulated other comprehensive loss at December 31, 2003	$(11.8)	$(11.0)
Change in fair value	7.3	12.6
Accumulated other comprehensive (loss) income at December 31, 2004	$(4.5)	$1.6

Within the next twelve months, we expect to recognize interest expense of $1.7 million currently unrealized in accumulated other comprehensive loss while our unconsolidated joint ventures expect to recognize $2.0 million, of which our share is $(0.6) million. Other comprehensive loss, including our proportionate share of our joint venture balances, at December 31, 2004 and 2003 was $2.4 million and $14.7 million, respectively. Comprehensive income for the years ended December 31, 2004, 2003 and 2002 was $244.4 million, $114.6 million and $41.6 million, respectively.

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value of financial instruments were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Cash equivalents, restricted cash, accounts and notes receivable, accounts payable and other liabilities are carried at amounts which reasonably approximate their fair values.

Fixed rate debt with an aggregate carrying value of $2,454.2 million and $1,135.1 million had an estimated aggregate fair value of $2,495.8 million and $1,210.4 million at December 31, 2004 and 2003, respectively. Estimated fair value of fixed rate debt is based on interest rates currently available to us for issuance of debt with similar terms, credit risk and remaining maturities. The estimated fair value of our variable rate debt is estimated to be approximately equal to its carrying value of $1,372.4 million and $984.2 million at December 31, 2004 and 2003, respectively.

Disclosure about fair value of financial instruments is based on pertinent information available to management at December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the reasonableness of the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2004, and current estimates of fair value may differ significantly from the amounts presented herein.

9.   LEASING ACTIVITIES

We have noncancellable tenant leases with remaining terms ranging from one to 20 years which require payment of specified minimum rent amounts. A majority of these leases also require the tenants to reimburse substantially all of the operating expenses of the properties. Minimum rent commitments under tenant leases at December 31, 2004, are as follows:

2005	$359.1
2006	329.1
2007	307.0
2008	277.8
2009	240.9
Thereafter	985.6
$2,499.5

We are also subject to a noncancellable operating lease for our corporate headquarters in Arlington, VA which expires in April 2006 and requires minimum payments of $3.7 million and $1.8 million for the years ending December 31, 2005 and 2006, respectively. Rent expense amounted to $4.3 million, $3.2 million and $3.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

In 2004, we entered into an agreement to lease new headquarters space beginning in April 2006. The lease is noncancellable with a term of 13 years. Minimum annual payments under our new lease total $7.4 million, $9.2 million, $9.4 million and $100.0 million for the years ending December 31, 2007, 2008, 2009 and thereafter, respectively.

Also in 2004, the ground lease with NJSEA for the Meadowlands Xanadu site was signed. The 75 year lease term is expected to commence during mid-2005. The lease requires a deposit of $160.0 million, $50.0 million of which was placed in escrow when construction began in March 2005. On the third anniversary of the lease term commencement, a one time payment of $15.0 million is due. Beginning on the 16th anniversary of the lease term commencement annual rent payments begin. The payments for years 16 to 75 of the lease term total $547.8 million.

10.   SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK

In October and November 2003, 750,000 shares of Series A Cumulative Convertible Preferred Stock were converted into 3,153,368 shares of TMC common stock. Series A dividends were accounted for as interest expense due to the stock’s redemption features.

11.   MINORITY INTEREST IN MILLS LP

TMC is the sole general partner of Mills LP and owned a 1.00% general partner interest and an 85.12% limited partner interest as of December 31, 2004. Minority interest in Mills LP is comprised of Mills LP common and preferred units after eliminating TMC’s ownership units. Common minority interest is increased and decreased, respectively, for income and distributions allocated to common units not held by TMC. Periodically, TMC raises additional equity through the issuance of common or preferred stock and contributes the proceeds to Mills LP for an equivalent number of common or preferred units. In the event of other changes in common equity, an adjustment to minority interest in Mills LP and stockholders’ equity is recorded to reflect TMC’s increased or decreased ownership in Mills LP.

At December 31, 2004 and 2003, there were 8,967,494 and 13,464,161 common limited partnership units of Mills LP, representing ownership of 13.88% and 21.12%, respectively, not held by TMC. If initiated by the unitholder these units are exchangeable in specified circumstances for either, at our option, shares of TMC common stock on a one for one basis or the cash equivalent. This exchange right has not been considered in TMC’s computation of per share data, as it does not have a dilutive effect.

In March 2003, Mills LP sold 400,000 of 8.75% Series D Cumulative Redeemable Preferred Units in a private placement to two investors at a purchase price of $25.00 per unit. The net proceeds of $10.0 million were used to reduce borrowings under our line of credit. Series D preferred units are exchangeable for TMC’s Series D Cumulative Redeemable Preferred Stock on a one-for-one basis at any time after a registration statement covering the Series D preferred shares is declared effective by the Securities and Exchange Commission. Distributions on Series D preferred units are payable quarterly in arrears at 8.75% of the liquidation preference of $25.00 per unit. On or after March 26, 2008, Series D preferred units and Series D preferred stock may be redeemed by Mills LP or TMC, as appropriate, at $25.00 per unit or share, as applicable. Holders of Series D preferred stock, if any shares are outstanding, will have limited voting rights if dividends are not paid for six or more quarterly periods and in certain events. Series D preferred units are included in minority interest on the consolidated balance sheet at a value of $25 per share plus accrued dividends, if any. Dividends paid or accrued are included in minority interest on the consolidated statements of income.

In June 2004, Mills LP issued 170,482 common partnership units to purchase a parcel of land with a $7.5 million agreed value.

12.   CAPITAL STOCK

The number of shares authorized and outstanding was as follows:

	December 31, 2004		December 31, 2003
	Authorized	Outstanding	Authorized	Outstanding
	(Shares in thousands)
Common stock, $0.01 par value	100,000	55,654	100,000	50,298
Non-voting common stock, $0.01 par value	50,000	—	50,000	—
Preferred stock:
Series A Cumulative Convertible, $0.01 par value	—	—	750	—
Series B Cumulative Redeemable, $0.01 par value	4,300	4,300	4,300	4,300
Series C Cumulative Redeemable, $0.01 par value	3,500	3,500	3,500	3,500
Series D Cumulative Redeemable, $0.01 par value	400	—	400	—
Series E Cumulative Redeemable, $0.01 par value	8,545	8,545	8,545	8,545
Series F Convertible Cumulative Redeemable, $0.01 par value	316	316	—	—
Undesignated	2,939	—	3,255	—

SERIES B AND C CUMULATIVE REDEEMABLE PREFERRED STOCK

In October and December 2002, TMC sold a total of 4,300,000 shares of 9% Series B Cumulative Redeemable Preferred Stock and 3,400,000 of 9% Series C Cumulative Redeemable Preferred Stock, both with a par value of $0.01 per share, for $25.00 per share in an underwritten public offering. In January 2003, an additional 100,000 shares of Series C preferred stock were sold in a public offering at an initial price of $25.23 per share. The aggregate net proceeds of $187.9 million and were contributed to Mills LP in exchange for preferred units which have economic terms substantially identical to the Series B and C preferred stock. Net proceeds from the Series B preferred stock sale were used to reduce borrowings under our line of credit, to fund development efforts and as working capital. Net proceeds from the Series C preferred stock were used to fund acquisitions in 2003. Dividends on the Series B and Series C preferred stock are payable quarterly at 9% of the liquidation preference of $25.00 per share. Holders of the stock will have limited voting rights only if dividends are not paid for six or more quarterly periods.

SERIES E CUMULATIVE REDEEMABLE PREFERRED STOCK

In May 2003, TMC sold a total of 6,440,000 shares of 8.75% Series E Cumulative Redeemable Preferred Stock, par value $0.01 per share, for $25.00 per share in an underwritten public offering. In October and November 2003, TMC sold an additional 2,105,000 shares of Series E preferred stock for $26.24 per share in two public offerings. The aggregate net proceeds of $210.5 million were contributed to Mills LP in exchange for preferred units having economic terms substantially identical to the Series E preferred stock. The net proceeds were used to reduce our line of credit and certain other indebtedness. Dividends on the Series E preferred stock are payable quarterly at 8.75% of the liquidation preference of $25.00 per share. On or after May 5, 2008, the Series E preferred stock may be redeemed by TMC at $25.00 per share. Holders of the Series E preferred stock will have limited voting rights if dividends are not paid for six or more quarterly periods and in certain other events.

SERIES F CUMULATIVE REDEEMABLE PREFERRED STOCK

In August 2004, TMC sold 316,250 shares of 6.75% Series F Convertible Cumulative Redeemable Preferred Stock, par value $0.01 per share and a liquidation preference of $1,000 per share, in an offering made under Rule 144A of the Securities Act to qualified institutional buyers. Net proceeds of $306.2 million were contributed to Mills LP in exchange for preferred units with economic terms substantially identical to the Series F preferred stock. The net proceeds were used to reduce borrowings under our line of credit. Each share of Series F preferred stock is convertible into 16.6529 shares of TMC common stock, subject to specified adjustments, if the closing sale price of TMC common stock reaches, or the trading price of Series F preferred stock falls below specified thresholds or under certain other circumstances. On or after August 5, 2009, the Series F preferred stock may be redeemed by us at its liquidation value only if the closing price of TMC common stock has exceeded 130% of the conversion price for at least 20 of 30 consecutive trading days immediately prior to notice of redemption. Holders of the Series F preferred stock will have limited voting rights if dividends are not paid for six or more quarterly periods and in certain other events.

Pursuant to a registration rights agreement, we had agreed to use our reasonable best efforts to cause a shelf registration statement with respect to the resale of the Series F preferred stock and the TMC common stock issuable upon conversion of such preferred stock to become effective within 180 days after the original issuance of the Series F preferred stock. To date, we have not filed the shelf registration statement, and, as such, we are required to pay liquidated damages at a rate of 0.25% per annum for the first 90 days and 0.50% per annum until the registration default is cured.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Numerator:
Net income	$232.0	$115.1	$50.8
Less preferred stock dividends	(43.9)	(27.8)	(2.6)
Adjustment to minority interest	0.4	(0.2)	(0.1)
Numerator for basic earnings per common share	188.5	87.1	48.1
Adjustment to minority interest	0.6	0.5	0.4
Numerator for diluted earnings per common share	$189.1	$87.6	$48.5
Denominator (shares in thousands):
Weighted average shares	53,480	45,149	35,726
Unvested restricted stock awards	(425)	(285)	(235)
Denominator for basic earnings per share	53,055	44,864	35,491
Effect of dilutive securities (employee stock options and restricted stock awards)	1,024	921	864
Denominator for diluted earnings per share	54,079	45,785	36,355
Basic earnings per common share	$3.55	$1.94	$1.36
Diluted earnings per common share	$3.50	$1.91	$1.34

Our Series F Convertible Cumulative Redeemable Preferred Stock and certain stock options are excluded from the computation of basic and diluted earnings per common share as their impact is anti-dilutive.

STOCK OPTION PLANS

Effective January 1, 2002, we adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” on a prospective basis to all employee awards granted, modified or settled after the effective date. Because our awards vest over periods ranging from three to ten years, the cost related to stock-based employee compensation is less than would have been recognized had the fair value method been applied to all outstanding and unvested awards in each period. The following presents the pro forma effect of this on net income available to common stockholders.

	Years Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Net income as reported	$232.0	$115.1	$50.8
Add stock-based compensation expense included in reported net income	9.6	7.9	3.6
Deduct stock-based compensation expense determined under fair value based method for all awards	(9.7)	(8.2)	(4.1)
Pro forma net income	$231.9	$114.8	$50.3
Basic earnings per common share:
As reported	$3.55	$1.94	$1.36
Pro forma	$3.55	$1.94	$1.34
Diluted earnings per common share:
As reported	$3.50	$1.91	$1.34
Pro forma	$3.50	$1.91	$1.32

We had an Executive Equity Incentive Plan for the purpose of attracting and retaining directors, executive officers and other key personnel. Pursuant to the Plan, 4,500,000 shares of TMC common stock have been reserved for issuance of stock options and restricted stock. Options and restricted stock are issued at a price not less than 100% of fair market value at the date of grant, options expire ten years from the date of grant and contain such other terms and conditions (including, without limitation, conditions to vesting) as may be determined by our Executive Compensation Committee. In 1999, we adopted a broad based 1999 Stock Option Plan for the purpose of advancing our company interests. Pursuant to the plan, 2,500,000 shares of TMC common stock have been reserved for issuance of stock options and restricted stock. Options and restricted stock are issued at a price not less than 100% of fair market value at the date of grant, options expire ten years from the date of grant and contain such other terms and conditions (including, without limitation, conditions to vesting) as may be determined by our Executive Compensation Committee. We also have a 2004 Stock Incentive Plan (“Incentive Plan”) for the purpose of attracting and retaining highly qualified officers, directors, key employees, and other key employees. Pursuant to the Incentive Plan, 6,000,000 shares of TMC common stock have been reserved for issuance of common stock and common partnership units. The aggregate number of shares of common stock and common partnership units that cumulatively may be available for issuance pursuant to awards, other than options or SARs, cannot exceed 1,800,000. Options and restricted stock are issued at a price not less than 100% of fair market value at the date of grant, options expire ten years from the date of grant and contain such other terms and conditions (including, without limitation, conditions to vesting) as may be determined by our Executive Compensation Committee.

The following summarizes stock option activity and related information regarding our three equity compensation plans.

	Years Ended December 31,
	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Shares in thousands)
Outstanding at beginning of year	1,794	$21.53	2,747	$20.90	3,496	$20.79
Granted	6	47.03	3	34.05	2	26.14
Exercised	(540)	20.35	(878)	19.85	(683)	20.43
Forfeited and expired	—	—	(78)	18.43	(68)	18.15
Outstanding at end of year	1,260	$22.13	1,794	$21.53	2,747	$20.90
Exercisable at end of year	1,247	$21.98	1,573	$22.05	2,015	$21.66
Weighted average fair value of options per share granted during the year		$4.80		$0.81		$0.58

Exercise prices of options outstanding at December 31, 2004 ranged from $17.31 to $56.45. The weighted average remaining contractual life of options outstanding at December 31, 2004 was 3.2 years.

The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	4.8%	5.2%	5.3%
Dividend yield	8.3%	8.9%	9.2%
Volatility factor	24.6%	12.7%	10.8%
Life (years)	4.2	4.4	5.4

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures and, subsequent to January 1, 2002, for recording the fair value, the estimated fair value of the options granted is amortized to expense over the options’ vesting period.

RESTRICTED STOCK GRANTS

Under our equity plans, we grant restricted TMC stock to our directors, officers and other key employees. Compensation expense related to grants is amortized on a straight-line basis over the vesting period. Vesting periods for restricted stock are determined by our Executive Compensation Committee. As of December 31, 2004, we had grants of 592,077 shares of non-vested restricted stock outstanding pursuant to such plans, which shares vest 276,165 in 2005, 157,660 in 2006, 121,252 in 2007 and 37,000 in 2008.

The number and weighted average market value per share of restricted shares granted during each year is as follows:

	2004	2003	2002
Restricted shares granted during year	221,497	231,090	273,163
Weighted average market value per share of restricted shares granted	$43.46	$32.62	$27.85

An additional 29,737 shares of TMC common stock would be issued and vest only upon a change in control of TMC.

RESTRICTED STOCK UNITS

In connection with an employee inducement grant, we issued 110,000 restricted stock units which vest in two equal installments in 2005 and 2006. Upon vesting, the stock units are converted on a one-for-one basis into shares of TMC common stock and issued to the employee.

13.   COMMITMENTS AND CONTINGENCIES

We are subject to the risks inherent in the ownership and operation of commercial real estate. These risks include, among others, those normally associated with changes in the general economic climate, trends in the retail industry, including creditworthiness of retailers, competition for retailers, changes in tax laws, interest rate levels, availability of financing and potential liability under environmental and other laws. In addition, while we believe our projects under construction and development will ultimately be completed, there can be no assurance that they will actually be completed, either on schedule or on budget, or, in the case of development, constructed or financed, or that they will have any particular level of success or ultimate value.

During 2003, Hartz Mountain Industries, Inc., or Hartz, filed a lawsuit seeking to enjoin the NJSEA from entering into a contract with us and Mack-Cali for the redevelopment of the Continental Airlines Arena site. In May 2004, Hartz’s contention that the NJSEA lacks statutory authority to allow retail development of its property was rejected, but the claim that the NJSEA has failed to produce requested public records was remanded to the lower court for further review. Hartz has requested the Supreme Court of New Jersey to review the decision. Several other appeals filed by Hartz and other parties remain pending, as does the lower court proceeding on Hartz’s request for public documents. In March 2005, various public and environmental interest groups filed suit in the U.S. District Court to challenge the fill permit issued by the U.S. Army Corps of Engineers. We believe that our proposal and the planned project fully comply with applicable laws, and intend to continue vigorous defense of our rights under the executed redevelopment agreement. We do not believe the pending appeals will have any material affect on the joint venture’s ability to develop the project.

We are currently neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against us, other than routine litigation and administrative proceedings arising in the ordinary course of business.

14.   NON-CASH INVESTING AND FINANCING INFORMATION

The assets and liabilities of joint venture properties consolidated upon the adoption of FIN 46 were as follows:

Net income producing properties	$2,011.1
Construction in process	311.8
Cash	109.7
Restricted Cash	22.5
Accounts, notes and other receivables, net	111.0
Deferred costs and other assets, net	135.6
Mortgages, notes and loans payable	(1,818.1)
Accounts payable and other liabilities	(114.6)
Net assets at date of consolidation	$769.0

During 2004, Mills LP common units totaling 4.7 million were redeemed on a one-for-one basis for shares of TMC common stock. In June 2004, Mills LP issued 170,482 common units to purchase a parcel of land with a $7.5 million agreed value.

15.   SUBSEQUENT EVENTS

In January 2005, through a joint venture with Ivanhoe Cambridge, we acquired a 50% joint venture interest in St. Enoch Centre located in Glasgow, Scotland for $257.2 million, excluding transaction costs. The transaction was financed with a mortgage on the property of $358.7 million, of which our share was $179.3 million, and cash. The interest only loan bears interest at 5.53% and matures in April 2012.

In February 2005, the Pittsburgh Mills joint venture secured a construction loan with a total commitment of $175.0 million. The interest only loan matures in February 2008 and provides for two one-year extensions. The loan bears interest at LIBOR plus 1.65% and is fully guaranteed by us. The LIBOR margin and our guaranty are reduced as certain performance measures are achieved.

In March 2005, in connection with the $451.6 million acquisition of Southdale Center in Minneapolis, MN and Southridge Mall in Milwaukee, WI, we secured two mortgage loans. The $186.6 million Southdale loan is interest only through maturity, bears interest at 5.18%, and matures in April 2010. The $124.0 million Southridge loan is interest only through maturity, bears interest at 5.23%, and matures in April 2012.

In March 2005, we refinanced the Sawgrass mezzanine mortgage loan with an initial advance of $40.0 million that paid off the existing loan. The new loan has a total commitment of $73.8 million. The interest rate on the initial advance of $40.0 million is LIBOR plus 3.50%, while any additional proceeds bear interest at LIBOR plus 2.00%. The interest only loan matures in July 2006 and is fully guaranteed by us.

16.   UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Our summarized results of operations by quarter for 2004 and 2003 were as follows:

	Three Months Ended,
2004:	December 31	September 30	June 30	March 31
		(Restated)	(Restated)	(Restated)
Operating revenues	$209.1	$190.2	$186.9	$98.6
Income from continuing operations	54.0	62.4	29.3	44.2
Net income	54.0	62.4	29.3	86.3
Income from continuing operations per share:
Basic	0.72	0.97	0.38	0.67
Diluted	0.71	0.95	0.38	0.66
Net earnings per share:
Basic	0.72	0.97	0.38	1.48
Diluted	0.71	0.95	0.38	1.45
Weighted average common shares outstanding (in thousands):
Basic	54,721	54,079	53,489	50,384
Diluted	55,948	55,120	54,332	51,356

	Three Months Ended,
2003:	December 31	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)	(Restated)
Operating revenues	$130.0	$105.4	$88.6	$76.8
Income from continuing operations	33.9	22.9	37.9	20.3
Net income	33.9	22.9	37.9	20.4
Income from continuing operations per share:
Basic	0.31	0.66	0.71	0.37
Diluted	0.30	0.65	0.70	0.36
Net earnings per share:
Basic	0.31	0.66	0.71	0.37
Diluted	0.30	0.65	0.70	0.36
Weighted average common shares outstanding:
Basic	48,221	44,094	43,562	43,173
Diluted	49,318	45,051	44,441	43,924

*                    Results of operations for the seven quarterly periods ended September 30, 2004, were restated for the matters discussed in Note 17. The impact of the restatement on the data presented above is summarized below.

The quarterly impact of the restatement adjustments were as follows:

	Three Months Ended
	September 30, 2004	June 30, 2004	March 31, 2004
	(Dollars in millions, except per share data)
	(unaudited)
Increase (decrease) in income from continuing operations:
Equity in earnings	$(1.8)	$3.9	$2.9
Capitalized interest	1.4	1.5	(0.2)
Other capitalized costs	(0.2)	(1.8)	(1.7)
Gain on sales of joint venture interests	(2.2)	8.5	0.6
Promotion funds	(0.4)	(0.4)	(0.3)
Other	2.1	(0.5)	0.1
Increase (decrease) in Mills LP income from continuing operations	(1.1)	11.2	1.4
Mills LP minority interest’s share of the restatement adjustments	0.2	(2.0)	(0.3)
Increase (decrease) in TMC net income from continuing operations	$(0.9)	$9.2	$1.1
Increase (decrease) in diluted earnings per common share from continuing operations:
Equity in earnings	$(0.03)	$0.06	$0.04
Capitalized interest	0.02	0.03	—
Other capitalized costs	—	(0.03)	(0.02)
Gain on sales of joint venture interests	(0.03)	0.13	0.01
Promotion funds	(0.01)	(0.01)	(0.01)
Other	0.03	(0.01)	—
Increase (decrease) in diluted earnings per common share from continuing operations	$(0.02)	$0.17	$0.02

	Three Months Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	(Dollars in millions, except per share data)
	(unaudited)
Increase (decrease) in income from continuing operations:
Equity in earnings	$0.2	$1.6	$3.6	$1.4
Capitalized interest	(0.1)	(0.9)	(1.5)	(1.4)
Other capitalized costs	0.1	(1.1)	—	(0.4)
Gain on sales of joint venture interests	—	(8.5)	—	—
Promotion funds	(0.1)	(0.1)	(0.1)	(0.1)
Other	(0.8)	(0.1)	(1.4)	—
Increase (decrease) in Mills LP income from continuing operations	(0.7)	(9.1)	0.6	(0.5)
Mills LP minority interest’s share of the restatement adjustments	0.2	2.3	(0.1)	0.1
Increase (decrease) in TMC net income from continuing operations	$(0.5)	$(6.8)	$0.5	$(0.4)
Increase (decrease) in diluted earnings per common share from continuing operations:
Equity in earnings	$—	$0.03	$0.06	$0.02
Capitalized interest	—	(0.02)	(0.03)	(0.02)
Other capitalized costs	—	(0.02)	—	(0.01)
Gain on sales of joint venture interests	—	(0.14)	—	—
Promotion funds	—	—	—	—
Other	(0.02)	—	(0.02)	—
Increase (decrease) in diluted earnings per common share from continuing operations	$(0.02)	$(0.15)	$0.01	$(0.01)

Refer to Note 17 for a description of the significant aspects of the restatement.

17.   RESTATEMENT

We announced on February 16, 2005, that we would restate our audited financial results for the fiscal years ended December 31, 2003 and 2002, and our unaudited quarterly results for the first three quarters of 2004 to correct our accounting treatment of various items to conform with Generally Accepted Accounting Principles, or GAAP. The following describes the significant aspects of the restatement.

•       Equity in earnings.   We changed our method of computing our equity in the earnings of our joint ventures and have applied the change retroactively to the origination of our involvement in each of these joint ventures. Previously, we used an estimate of our economic ownership in the joint venture based on projected cash flows. The method reflected in the restatement allocates income to equity participants based on the terms of the respective partnership agreements upon an assumed liquidation of the joint venture at its depreciated book value as of the end of the reporting period.

•       Capitalized interest.   We changed our method for capitalizing the interest on borrowings made to fund our development and other construction projects. Previously, we capitalized interest using computed rates on excess proceeds from refinancing various loans based on an incremental interest cost approach. The amount we now capitalize is based on the stated interest rates, including amortization of deferred financing costs. The calculation includes interest costs that theoretically could have been avoided, based first on project specific borrowings then on an assumed repayment of our highest rate debt, had the underlying development and construction activities not been undertaken.

•       Other capitalized costs.   We changed our accounting for leasing and financing overhead to expense these costs as incurred to the extent of our partners’ interests in the underlying entities. We previously capitalized these costs and expensed them as the related fees were recognized. We also corrected our accounting for lease inducements to amortize them against revenue over the life of the lease.

•       Gain on sale of joint venture interests.   In the third quarter of 2003, we reported a sale of partial interests in three joint ventures and recognized an aggregate gain of $8.5 million. Due to our continuing involvement in the joint ventures, SFAS 66 precluded us from recognizing the transactions as sales in 2003. In the restatement, we recorded the sales and related gains in the second quarter of 2004 when the underlying joint venture agreements were amended to remove the terms comprising the continuing involvement.

•       Promotion funds.   Under our lease agreements, tenants are required to fund costs associated with promoting the property. The restatement reflects amounts received from tenants as “Recoveries from tenants” and the associated expenses are reflected as “Recoverable from tenants.” These amounts had previously been presented on a net basis. Currently, revenues in excess of expenses are deferred until the associated costs are incurred and promotion costs are expensed as incurred.

•       Other.   In conjunction with the restatement, we also made adjustments to our accounting for various other miscellaneous items, including (i) calculating straight-line rent from the date the tenant takes control of the space, rather than our previous practice of recognizing rent as of lease commencement date; (ii) the correction of some purchase price adjustments; and (iii) restating gains on residual land sales from joint ventures to expense capitalized interest upon sale.

In addition, we have grossed up our income statement to no longer net certain fees and the costs incurred to earn those fees.

The following summarizes the restatement adjustments made to our condensed consolidated statements of income that were reflected in the selected financial data above, in millions, except per share amounts. For periods prior to 2002 the restatements were effectuated through a cumulative adjustment as of January 1, 2002, of $17.1 million to TMC’s accumulated deficit and $26.7 million to Mills LP’s partners’ capital, with the difference attributable to the minority interests of Mills LP.

	Years Ended December 31,
	2003	2002
	(Dollars in millions, except per share data)
Increase (decrease) in income from continuing operations:
Equity in earnings	$6.8	$(6.5)
Capitalized interest	(3.9)	(7.6)
Other capitalized costs	(1.4)	(2.2)
Gain on sales of joint venture interests	(8.5)	—
Promotion funds	(0.4)	(0.5)
Other	(2.3)	(0.4)
Decrease in Mills LP income from continuing operations	(9.7)	(17.2)
Mills LP minority interest’s share of the restatement adjustments	2.5	5.4
Decrease in TMC net income from continuing operations	$(7.2)	$(11.8)
Increase (decrease) in diluted earnings per common share from continuing operations:
Equity in earnings	$0.10	$(0.12)
Capitalized interest	(0.06)	(0.14)
Other capitalized costs	(0.02)	(0.04)
Gain on sales of joint venture interests	(0.14)	—
Promotion funds	—	(0.01)
Other	(0.04)	(0.01)
Decrease in diluted earnings per common share from continuing operations	$(0.16)	$(0.32)

The following summarizes the impact of the restatement on the individual components of our consolidated statements of income and the consolidated balance sheet for the periods presented.

	Years Ended December 31,
	2003	2002
Property revenues
Minimum rent	$(0.4)	$(0.6	) c
Recoveries from tenants	11.7	7.9	e
Management fees	3.8	3.7	f
Other fee income	14.6	12.8	c, f
Total operating expenses	29.7	23.8
Property operating expenses
Recoverable from tenants	15.9	11.7	e, f
Other operating expenses	(0.5)	—	g
General and administrative expenses	1.4	(0.4	) g
Cost of fee income	16.9	15.3	c, f
Depreciation and amortization	(1.0)	(0.5	) c
Total operating expenses	32.7	26.1
Operating income	(3.0)	(2.3)
Interest expense	(3.9)	(7.6	) b
Other income, net	(1.1)	(0.8	) g
Income before joint venture operations and minority interest in Mills LP	(8.0)	(10.7)
Sales of joint venture interests	(8.5)	—	d
Equity in earnings of unconsolidated joint ventures	6.8	(6.5	) a
Mills LP net income	(9.7)	(17.2)
Minority interest in Mills LP	2.5	5.4
TMC net income	$(7.2)	$(11.8)

a.                  Equity in earnings

b.                 Capitalized interest

c.                  Other capitalized costs

d.                 Gain on sale of joint venture interests

e.                  Promotion funds

f.                    Income statement gross-up of fees and costs to earn those fees

g.                  Other

THE MILLS CORPORATION
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004
(Dollars in millions)

					GROSS AMOUNT AT
		INITIAL COST			WHICH CARRIED AT
		TO PARTNERSHIP(3)			CLOSE OF PERIOD
DESCRIPTION(1)	ENCUMBER- ANCES(2)	LAND	BUILDING, EQUIPMENT AND IMPROVE- MENTS	COST CAPITALIZED SUB- SEQUENTLY	LAND AND IMPROVE- MENTS	BUILDING, EQUIPMENT AND IMPROVE- MENTS(4)	TOTAL(5)(6)	ACCUMU- LATED DEPRECIATION(7)	YEAR ACQUIRED
Landmark Mills
Arundel Mills*	187.0	39.9	116.7	114.1	48.2	222.5	270.7	48.4	2000
Colorado Mills*	122.0	6.5	24.7	116.4	18.8	128.8	147.6	2.5	2002
Concord Mills*	170.0	24.6	152.9	27.8	27.5	177.8	205.3	16.6	1999
Cincinnati Mills	176.9	44.9	140.7	64.0	49.7	199.9	249.6	55.5	2002
Discover Mills	162.0	47.1	142.8	53.4	52.2	191.1	243.3	27.3	2001
Franklin Mills	121.7	20.1	—	198.1	31.4	186.8	218.2	83.4	1986
Grapevine Mills*	165.3	24.0	108.6	114.5	32.9	214.2	247.1	55.4	1997
Great Mall of the Bay Area*	175.0	91.1	156.3	15.4	105.7	157.1	262.8	7.6	2003
Gurnee Mills	159.4	23.8	—	219.2	44.8	198.2	243.0	87.7	1988
Katy Mills*	148.3	27.2	57.8	123.1	27.8	180.3	208.1	48.6	1999
Opry Mills	175.0	57.3	162.8	108.5	57.4	271.2	328.6	48.2	2002
Potomac Mills	183.6	8.5	—	206.0	43.4	171.1	214.5	86.5	1983
St. Louis Mills*	131.1	33.7	13.8	129.9	21.5	155.9	177.4	6.5	2003
Sawgrass Mills	326.0	23.2	52.8	241.4	28.2	289.2	317.4	92.5	1986/2001
21st Century
The Block at Orange*	135.0	14.2	110.3	73.1	25.6	172.0	197.6	42.9	1998
Broward Mall	62.1	13.1	78.3	8.7	13.1	87.0	100.1	6.7	2003
Dover Mall	59.8	24.6	55.5	7.1	24.7	62.5	87.2	5.9	2003
Esplanade	76.2	11.9	81.2	7.6	12.0	88.7	100.7	6.6	2003
Galleria at White Plains	99.3	13.0	110.3	10.7	13.0	121.0	134.0	8.3	2003
Northpark Mall	84.7	9.2	94.2	7.9	9.4	101.9	111.3	7.6	2003
The Shops at Riverside Square	65.0	10.4	77.2	2.4	21.4	68.6	90.0	5.6	2002
Westland Mall	58.8	7.1	72.3	(1.1)	9.1	69.2	78.3	2.0	2004
International
Madrid Xanadú	239.4	36.6	224.3	79.2	42.4	297.7	340.1	18.7	2004
Community Centers
Arundel Mills Marketplace*	12.3	5.8	5.1	1.3	5.8	6.4	12.2	1.0	2003
Concord Mills Marketplace	14.3	4.4	0.7	13.3	9.3	9.1	18.4	1.7	2001
Liberty Plaza	9.2	9.3	14.5	10.8	6.9	27.7	34.6	8.0	1994
Net Lease Properties	33.0	32.9	81.1	(56.6)	14.7	42.7	57.4	6.3	2000
Construction, development, and pre-construction costs	—	—	—	741.4	—	741.4	741.4	—	Various
Corporate	467.0	28.4	2.8	36.7	22.3	45.6	67.9	22.8	Various
Mainstreet Retail	7.5	—	0.5	0.4	—	0.9	0.9	0.9	1995
Totals	3,826.9	692.8	2,109.4	1,933.3	819.2	4,686.5	5,505.7	811.7

*       Joint venture properties consolidated upon adoption of FIN 46

THE MILLS CORPORATION
NOTES TO SCHEDULE III
December 31, 2004
(Dollars in millions)

(1)          We own super-regional, retail and entertainment-oriented centers (“Landmark Mills”), regional retail and entertainment oriented centers (“21st Century”), international retail and entertainment oriented centers (“International”), community shopping centers (“Community Centers”) and a portfolio of 19 single tenant net lease properties (“Net Lease Properties”) at various locations throughout the United States.

Property Name	Metropolitan Area Served
Mills Landmark:
Arundel Mills	Baltimore, MD
Colorado Mills	Denver, CO
Concord Mills	Charlotte, NC
Cincinnati Mills	Cincinnati, OH
Discover Mills	Atlanta, GA
Franklin Mills	Philadelphia, PA
Grapevine Mills	Dallas/Ft. Worth, TX
Great Mall of the Bay Area	Silicon Valley, CA
Gurnee Mills	Gurnee, IL
Katy Mills	Houston, TX
Opry Mills	Nashville, TN
Potomac Mills	Woodbridge, VA
St. Louis Mills	St. Louis, MO
Sawgrass Mills	Ft. Lauderdale, FL
21st Century:
The Block at Orange	Los Angeles, CA
Broward Mall	Fort Lauderdale, FL
Dover Mall	Dover, DE
The Esplanade	New Orleans, LA
Galleria at White Plains	White Plains, NY
Northpark Mall	Jackson, MS
The Shops at Riverside Square	Hackensack, NJ
International:
Madrid Xanadú	Madrid, Spain
Community Centers:
Arundel Mills Marketplace	Baltimore, MD
Concord Mills Marketplace	Concord, NC
Liberty Plaza	Philadelphia, PA
Net Lease Properties	Various locations throughout the United States

(2)          See description of mortgages, notes and loans payable in Note 6 of the Notes to the Consolidated Financial Statements.

(3)          Initial cost of properties is the cost basis at the end of the calendar year for the year the asset was placed in service or, in the case of an operating property, the purchase price of the property on the date it was acquired.

(4)          Depreciation is computed based upon the following estimated lives:

Building and improvements	10 - 40 years
Land improvements	20 years
Equipment	5 - 7 years
Tenant improvements	Lesser of life of asset or term of lease

(5)          The aggregate federal tax basis of land and improvements and building, equipment and improvements is approximately $4,969.6 at December 31, 2004 (unaudited).

(6)          In 2004, we adopted the provisions of FIN 46 and consolidated 15 previously unconsolidated joint ventures. In 2003, the Company reclassified its tenant allowances to building improvements from deferred costs and has included such amounts in Cost Capitalized Subsequent to Acquisition. At December 31, 2002, the Company reclassified 27 of its Net Lease Properties totaling $61.7 to Real estate assets held for disposition and associated encumbrances of $55.6 to Liabilities on real estate held for disposition. Accordingly, these 27 Net Lease properties have not been included in Schedule III. The properties were disposed in March 2003. These reclassifications are reflected in the following reconciliation of real estate and development assets, excluding investment in unconsolidated joint ventures and accumulated depreciation:

	2004	2003	2002
		(Restated)	(Restated)
Balance at January 1	$2,636.3	$1,521.0	$1,070.6
Acquisitions	625.1	1,101.1	417.0
Retirements/Disposed Properties	(13.3)	(7.7)	(1.8)
Transfers, net	(614.9)	—	—
Adoption of FIN 46	2,597.4	—	—
Other	275.1	21.9	35.2
Balance at December 31	$5,505.7	$2,636.3	$1,521.0

(7)          The reclassifications described in (6) above are also reflected in the following reconciliation of accumulated depreciation:

	2004	2003	2002
		(Restated)	(Restated)
Balance at January 1	$400.8	$336.4	$251.3
Additions charged to costs and expenses	174.9	65.2	74.7
Acquisitions	—	—	10.7
Transfers, net	(58.1)	—	—
Adoption of FIN 46	301.0	—	—
Removal of accumulated depreciation	(6.8)	(0.8)	(0.3)
Balance at December 31	$811.8	$400.8	$336.4

(8)          The transfers reflected in the above reconciliations, represent the net transfer of assets between consolidated and unconsolidated joint venture entities. These transfers are a result of property ownership changes throughout the year.

Report of Independent Registered Public Accounting Firm

THE PARTNERS

THE MILLS LIMITED PARTNERSHIP

We have audited the accompanying consolidated balance sheets of The Mills Limited Partnership as of December 31, 2004 and 2003, and the related consolidated statements of income, total comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the management of The Mills Limited Partnership. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Mills Limited Partnership as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 16 of the Notes to the Consolidated Financial Statements, the accompanying consolidated balance sheet as of December 31, 2003 and the related consolidated statements of income, total comprehensive income, partners’ equity, and cash flows for the years ended December 31, 2003 and 2002 and the financial statement schedule listed in the Index at Item 15(a) have been restated.

In 2004, as discussed in Note 3 of the Notes to the Consolidated Financial Statements, The Mills Limited Partnership adopted the provisions of FIN No. 46(R), “Consolidation of Variable Interest Entities.”  In 2002, as discussed in Note 3 of the Notes to the Consolidated Financial Statements, The Mills Limited Partnership changed its method of accounting for stock-based compensation plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Mills Limited Partnership’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ ERNST & YOUNG LLP
McLean, Virginia
March 31, 2005

THE MILLS LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data)

	December 31,
	2004	2003
		(Restated)
Assets
Income producing property:
Land and land improvements	$819.3	$420.2
Building and improvements	3,780.2	1,857.0
Furniture, fixtures and equipment	131.1	60.7
Less accumulated depreciation and amortization	(811.8)	(400.7)
Net income producing property	3,918.8	1,937.2
Construction in progress	732.9	298.4
Investment in unconsolidated joint ventures	728.5	805.9
Net real estate and development assets	5,380.2	3,041.5
Cash and cash equivalents	152.9	15.8
Restricted cash	77.0	37.5
Accounts receivable, net	246.5	81.4
Notes receivable	62.1	25.7
Deferred costs and other intangibles, net	157.1	63.5
Other assets	27.4	11.0
Total Assets	$6,103.2	$3,276.4
Liabilities and Partners’ Capital
Mortgages, notes, and loans payable	$3,826.6	$2,119.3
Accounts payable and other liabilities	338.5	226.8
	4,165.1	2,346.1
Minority interest:
Consolidated joint ventures	587.9	—
Series B Cumulative Redeemable Preferred Units, liquidation value $25.00 per unit, 4,300,000 units issued and outstanding	107.5	107.5
Series C Cumulative Redeemable Preferred Units, liquidation value $25.00 per unit, 3,500,000 units issued and outstanding	87.5	87.5
Series D Cumulative Redeemable Preferred Units, liquidation value $25.00 per unit, 400,000 units issued and outstanding	10.0	10.0
Series E Cumulative Redeemable Preferred Units, liquidation value $25.00 per unit, 8,545,000 units issued and outstanding	213.6	213.6
Series F Convertible Cumulative Redeemable Preferred Units, liquidation value $1,000 per unit, 316,250 units issued and outstanding	316.3	—
General Partner’s capital	6.3	5.3
Limited Partners’ capital	611.4	521.2
Accumulated other comprehensive loss	(2.4)	(14.8)
Total partners’ capital	1,350.2	930.3
Total Liabilities and Partners’ Capital	$6,103.2	$3,276.4

See Accompanying Notes to Consolidated Financial Statements

THE MILLS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)

	Years Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Revenues:
Minimum rent	$411.2	$213.3	$119.0
Percentage rent	9.3	5.6	2.3
Recoveries from tenants	202.3	119.3	66.0
Other property revenue	46.5	27.8	15.7
Management fee income	11.6	15.7	14.7
Other fee income	3.9	19.1	21.6
Total operating revenues	684.8	400.8	239.3
Expenses:
Recoverable from tenants	193.5	112.4	64.2
Other operating expenses	30.0	12.2	6.3
General and administrative	46.5	26.1	17.4
Cost of fee income	29.9	16.9	15.3
Depreciation and amortization	199.5	88.7	47.9
Total operating expenses	499.4	256.3	151.1
Operating income	185.4	144.5	88.2
Other income (expense):
Interest expense, net	(148.5)	(80.6)	(55.7)
Equity in earnings of unconsolidated joint ventures	15.3	34.6	24.0
Minority interest in consolidated joint ventures
Minority interest in earnings	(12.4)	—	—
Attribution to Mills of the elimination of interest and fees	47.9	—	—
Foreign currency exchange gains, net	15.2	38.6	11.6
Interest income	9.0	11.5	7.4
Other income (expense), net	9.2	(3.2)	(2.7)
Income before gain on sales of joint venture interests	121.1	145.4	72.8
Gain on sales of joint venture interests	99.3	0.7	—
Income from continuing operations	220.4	146.1	72.8
Discontinued operations	—	0.1	0.3
Cumulative effect of FIN 46 adoption	51.4	—	—
Net income	271.8	146.2	73.1
Preferred unit distributions	(44.8)	(28.4)	(2.6)
Income available to common unitholders	$227.0	$117.8	$70.5
Earnings per common unit—basic:
Continuing operations	$2.75	$1.94	$1.35
Discontinued operations	—	—	0.01
Cumulative effect of FIN 46 adoption	0.80	—	—
Earning per common unit—basic	$3.55	$1.94	$1.36
Earnings per common unit—diluted:
Continuing operations	$2.71	$1.91	$1.33
Discontinued operations	—	—	0.01
Cumulative effect of FIN 46 adoption	0.79	—	—
Earning per common unit—diluted	$3.50	$1.91	$1.34
Weighted average units outstanding (in thousands):
Basic	63,885	60,628	52,118
Diluted	64,910	61,550	52,982
Distributions paid per common unit	$2.35	$2.24	$2.18

See Accompanying Notes to Consolidated Financial Statements

THE MILLS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF TOTAL COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Net income	$271.8	$146.2	$73.1
Change in fair value of cash flow hedges	12.4	(0.5)	(9.2)
Total Comprehensive Income	$284.2	$145.7	$63.9

THE MILLS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In millions)

	Preferred Units	General Partner	Limited Partners	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2001
As previously reported	$—	$1.6	$157.3	$(5.1)	$153.8
Cumulative effect of restatement	—	(0.2)	(26.5)	—	(26.7)
As restated	—	1.4	130.8	(5.1)	127.1
Issued to TMC for:
Preferred stock sale proceeds	192.5	(0.1)	(6.8)	—	185.6
Common stock sale proceeds	—	3.6	360.8	—	364.4
Change in fair value of cash flow hedges	—	—	—	(9.2)	(9.2)
Amortization of restricted stock incentive program	—	0.2	19.6	—	19.8
Distributions:
Common	—	(1.3)	(124.4)	—	(125.7)
Preferred	—	—	(2.6)	—	(2.6)
Net income	—	0.7	72.4	—	73.1
Balances, December 31, 2002	192.5	4.5	449.8	(14.3)	632.5
Issued to TMC for:
Preferred stock sale proceeds	226.1		(3.4)		222.7
Series A preferred stock conversion	—	0.8	74.3	—	75.1
Change in fair value of cash flow hedges	—	—	—	(0.5)	(0.5)
Employee benefit plans	—	0.2	23.1	—	23.3
Distributions:
Common	—	(1.4)	(139.1)	—	(140.5)
Preferred	—	(0.3)	(28.2)	—	(28.5)
Net income	—	1.5	144.7	—	146.2
Balances, December 31, 2003	418.6	5.3	521.2	(14.8)	930.3
Issued to TMC for:
Preferred stock sale proceeds	316.3	(0.1)	(10.0)	—	306.2
Change in fair value of cash flow hedges	—	—	—	12.4	12.4
Units issued	—	0.1	7.4	—	7.5
Employee benefit plans	—	0.2	19.5	—	19.7
Distributions:
Common	—	(1.5)	(151.5)	—	(153.0)
Preferred	—	(0.4)	(44.3)	—	(44.7)
Net income	—	2.7	269.1	—	271.8
Balances, December 31, 2004	$734.9	$6.3	$611.4	$(2.4)	$1,350.2

See Accompanying Notes to Consolidated Financial Statements

THE MILLS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Cash Flows From Operating Activities:
Net income	$271.8	$146.2	$73.1
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	(51.4)	—	—
Depreciation and amortization	199.5	88.7	47.9
Amortization of financing costs	10.2	7.2	5.3
Amortization of TMC restricted stock incentive program	4.1	6.2	6.0
Equity in earnings of unconsolidated joint ventures	(15.4)	(34.6)	(24.0)
Minority interest in consolidated joint ventures	(35.5)	—	—
Sales of joint venture interests	(99.3)	(0.7)	—
Foreign currency exchange gains	(15.2)	(38.6)	(11.6)
Gain on land sales	(20.1)	(1.0)	(2.1)
Abandoned project costs	8.3	2.2	2.7
Changes in assets and liabilities:
Accounts receivable, net	(70.0)	(37.0)	0.1
Notes receivable	(11.7)	(5.1)	(7.9)
Other assets	9.4	(1.7)	(1.2)
Accounts payable and other liabilities	65.3	37.1	(15.6)
Net cash provided by operating activities	250.0	168.9	72.7
Cash Flows From Investing Activities:
Consolidation of joint ventures under FIN 46	109.7	—	—
Minority interest investment in consolidated joint ventures, net	169.8	—	—
Distributions from unconsolidated joint ventures	33.1	64.6	42.2
Proceeds from sales of joint venture interests	206.1	75.3	—
Acquisitions of operating properties	(78.8)	(1,059.3)	(330.7)
Purchase of partnership interests	(497.4)	—	—
Investments in real estate and development assets	(539.6)	(167.5)	(266.6)
Proceeds from land sales	34.5	2.8	5.0
Deferred costs and other intangibles, net	22.3	(19.4)	(2.3)
Net cash used in investing activities	(540.3)	(1,103.5)	(552.4)
Cash Flows From Financing Activities:
Proceeds from mortgages, notes and loans payable	1,081.1	1,086.2	480.9
Repayments of mortgages, notes and loans payable	(759.0)	(269.7)	(378.9)
Financing costs	(3.1)	(14.4)	(5.3)
Change in restricted cash	(20.4)	(8.9)	0.5
Proceeds from issuance of common units, net	—	—	364.4
Proceeds from issuance of preferred units, net	306.2	222.7	185.6
Proceeds from TMC stock option exercises	15.7	17.2	13.8
Common and preferred distributions paid	(193.1)	(161.9)	(111.5)
Net cash provided by financing activities	427.4	871.2	549.5
Net (decrease) increase in cash and cash equivalents	137.1	(63.4)	69.8
Cash and cash equivalents, beginning of year	15.8	79.2	9.4
Cash and cash equivalents, end of year	$152.9	$15.8	$79.2
Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$202.3	$99.4	$48.2
Non-cash investing and financing information provided in Note 14

See Accompanying Notes to Consolidated Financial Statements

THE MILLS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

1.   ORGANIZATION

The Mills Limited Partnership, or Mills LP, is a Delaware limited partnership. The partnership will continue until December 2093, unless sooner dissolved and terminated. The partnership will be dissolved prior to the expiration of its term and its affairs wound up upon the occurrence of the earliest of the following: (a) an election to dissolve the partnership is made in writing by the general partner; (b) withdrawal of the general partner without the permitted transfer of its interest to a successor general partner (except in certain limited circumstances); (c) the sale or other disposition of all or substantially all of the partnership’s assets and properties; or (d) the entry of a decree of judicial dissolution of the partnership.

The Mills LP’s general partner is The Mills Corporation (“TMC”), a fully integrated, self-managed real estate investment trust (“REIT”) that provides development, redevelopment, leasing, financing, management and marketing services to its properties. TMC conducts all of its business and owns all of its properties through Mills LP and its various subsidiaries (collectively referred to as the “Company”). At December 31, 2004, TMC owned a 1% general partner interest and an 85.12% limited partnership interest in Mills LP.

As of December 31, 2004, we owned or had an interest in 38 retail and entertainment-oriented centers comprised of 17 Mills Landmark Centers, 20 regional 21st Century Retail and Entertainment Centers and one International Retail and Entertainment Center. Of these, five Mills Landmark Centers, seven 21st Century Retail and Entertainment Centers and the International Retail and Entertainment Center were wholly owned by us. We also owned three community shopping centers, a portfolio of 19 single tenant properties and other related commercial development.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

We consolidate the accounts of Mills LP and all subsidiaries that we control. We do not consider ourselves to be in control of an entity when major business decisions require the approval of at least one other partner. All significant intercompany transactions and balances have been eliminated in consolidation.

We also consolidate entities that are considered to be variable interest entities (VIE’s) and for which we have been determined to be the primary beneficiary. The determination of whether an entity is a VIE requires knowledge of the structure of the economics and the governance of the entity, and judgment is necessary in how this knowledge is applied to the underlying rules. The effects of the elimination of interest and fee revenue and expense due to intercompany transactions between entities that are less than 100% owned are attributable to us as primary beneficiary.

Equity in the income or loss of joint ventures is recorded on the equity method of accounting. We allocate income to equity participants based on the terms of the respective partnership agreements upon an assumed liquidation of the joint venture at its depreciated book value as of the end of the reporting period. Partner distributions are defined by the individual joint venture agreements. Generally, net ordinary cash flow is distributed to each partner first to pay preferences on unreturned capital balances, including cumulative unpaid preferences, and thereafter in accordance with specified residual sharing percentages. Cash flow from capital events, including refinancing and asset sales, is generally allotted first to partners in an amount equal to their unreturned capital account and thereafter in accordance with residual sharing percentages.

Basis differences in our investments in joint ventures primarily result from the acquisition of partnership interests which are not reflected at the joint venture level; capitalized interest on the investment balance; and capitalized development and leasing costs recovered by us through fees earned during project development and construction. Basis differences in unconsolidated joint ventures were $678.8 million at December 31, 2004 and are amortized over 25 years.

REAL ESTATE AND DEVELOPMENT ASSETS

Income producing property is stated at cost and includes all costs related to acquisition, development, leasing and construction, including tenant improvements, interest incurred during construction, costs of predevelopment and certain direct and indirect costs of development. Cost incurred during the predevelopment stage are capitalized once management has determined that the project and the acquisition of a site is feasible and it is probable that management will be able to proceed. Land held for sale is carried at the lower of cost or fair value less costs to sell. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements which improve or extend the useful life of the asset are capitalized.

Operating properties are evaluated on an individual basis for impairment when conditions exist that may indicate that it is probable that the sum of expected undiscounted future cash flows from a property is less than the historical net cost basis. Upon determination that a permanent impairment has occurred, an impairment charge equal to the excess of historical cost basis over fair value is recorded. Costs related to predevelopment projects are expensed when it is determined that it is no longer probable we will develop the project and could be material.

The cost of acquired operating properties represents the allocation of purchase price to the underlying assets and liabilities, including identifiable intangible assets such as above/below market leases and at market leases, based on appraisals and other valuation methods. Amortization expense related to such intangibles for the years ended December 31, 2004 and 2003 was $8.6 million and $4.7 million, respectively. The estimated aggregate amortization expense for 2005, 2006, 2007, 2008 and 2009 is $4.7 million, $3.6 million, $2.8 million, $2.2 million and $1.7 million, respectively. External costs directly related to acquisition opportunities being actively pursued by us are capitalized. If we are successful in completing the acquisition, such costs are allocated to the acquired property as part of the purchase price. If not, such costs are expensed in the period it becomes likely the acquisition will not be completed.

Interest is capitalized on real estate and development assets, including investments in joint ventures, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” and SFAS No. 58, “Capitalization of Interest Cost in Financial Statements that include Investments Accounted for by the Equity Method.” The capitalization period commences when development begins and continues until the asset is ready for its intended use or is abandoned. The amount capitalized is based on the stated interest rates, including amortization of deferred financing costs. The calculation includes interest costs that theoretically could have been avoided, based on either project specific borrowings or an assumed repayment of our highest rate debt, had the underlying development and construction activities not been undertaken. For the years ended December 31, 2004, 2003 and 2002, interest was capitalized at an average rate of 7.8%, 8.6% and 9.4%, respectively, and amounted to $56.8 million, $48.0 million and $34.3 million, respectively.

Depreciation expense amounting to $158.4 million, $70.0 million and $38.8 million for the years ended December 31, 2004, 2003 and 2002, respectively, was computed using the straight-line method over the estimated useful lives of the assets, as follows:

Building and improvements	10 - 40 years
Land improvements	20 years
Furniture, fixtures and equipment	5 - 10 years
Tenant improvements	Lesser of life of asset or term of lease

CASH AND CASH EQUIVALENTS

Highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

RESTRICTED CASH

Restricted cash is comprised primarily of funds on deposit in cash collateral accounts controlled by the lenders. Proceeds from certain transactions are held in such accounts to fund maintenance reserves, interest, taxes and debt payments for the property associated with the loan.

ACCOUNTS RECEIVABLE, NET

Accounts receivable include amounts billed to tenants, deferred rent resulting from the straight-line recognition of rental income and accrued recoveries. Collectibility of these receivables is evaluated on a regular basis and the allowance for doubtful accounts is adjusted accordingly. At December 31, 2004 and 2003 the allowance for doubtful accounts was $15.2 million and $4.3 million, respectively.

DEFERRED COSTS AND OTHER INTANGIBLES, NET

Deferred costs and other intangibles include loan fees, leasing costs and the value of in-place leases related to operating property acquisitions. Loan fees, including related expenses, are amortized on a straight-line basis which approximates the interest method over the terms of the related notes. Leasing costs are amortized on a straight-line basis over the term of the related leases. The values of leases in-place at the date an operating property was acquired are amortized on a straight-line basis over the terms of the underlying leases. For the years ended December 31, 2004, 2003 and 2002, amortization expense was $54.5 million, $25.8 million and $14.4 million, respectively. Accumulated amortization was $115.8 million and $61.3 million, at December 31, 2004 and 2003, respectively.

REVENUE RECOGNITION

As lessor, we retain substantially all the risks and benefits of property ownership and accounts for our leases as operating leases. Minimum rent from income producing properties is recognized on a straight-line basis over the terms of the respective leases and includes amortization of deferred revenue resulting from acquired leases and the amortization of lease inducements. The term of each lease is based on the period during which a tenant has control of the space. Judgment is required to determine when a tenant takes control of the space, and accordingly when to commence the recognition of rent. As a part of the restatement of our financial statements we revised our previous practice of recognizing rent beginning with the lease commencement date to recognizing income from the date the tenant has control of the space. The cumulative impact of this was an adjustment to retained earnings of $6.4 million and an immaterial impact on net income for the periods presented. Percentage rent is recognized when tenants’ sales have reached certain sales levels as specified in the underlying lease. Recoveries from tenants for real estate taxes and other operating expenses are recognized as revenue in the period the applicable costs are incurred.

We provide management, leasing, development and financing services to most of our joint venture properties, for which we earn various fees. Management fees are a percentage of the monthly rental revenue received by the joint venture and recognized when such revenue is received by the property. Leasing fees are recognized upon execution of the lease and represent an agreed-upon rate per square foot of space leased. Development fees are recognized on the percentage completion method based on the proportion of our costs incurred to our expected total costs to be incurred. Financial service fees are a stated percentage of the loan commitment obtained and recognized when the loan agreement is executed by the lender. We expense leasing and financing overhead costs to the extent of our partners’ interests in the underlying entities. Other fee income reflects leasing, development and financing fees from unconsolidated joint ventures after the elimination of intercompany profit.

OTHER PROPERTY REVENUE

Other property revenue includes rent from tenants with original leases of one year or less, temporary in-line space, kiosks and ATM space. It also includes lease termination fees and recoveries of previously deemed uncollectible receivables.

DERIVATIVES AND HEDGING

A variety of derivative financial instruments are used to manage, or hedge, our exposure to the impact of changing interest rates. Derivative contracts are designated and qualify as cash flow hedges because, at inception, it is expected that the instrument will be effective in reducing interest rate exposure and that the underlying transaction will occur. Derivative instruments are not used for speculative purposes.

Derivative instruments are stated at fair value. Fair value is determined using various methods and assumptions based on market conditions and risks existing at each balance sheet date. In most cases, standard market conventions and techniques, such as discounted cash flow analysis, option pricing models, replacement cost and termination cost, are used to determine fair value. All methods of assessing fair value result in a value which may never be realized.

The fair value of derivative instruments are included in accounts payable and other liabilities and changes are charged to accumulated other comprehensive loss. In the event the instrument is determined to be no longer effective, the item being hedged no longer exists or the terms of the underlying transaction are modified, the fair value adjustment is charged to earnings as interest expense. Unrealized gains or losses charged to accumulated other comprehensive income are eventually recognized in earnings as the underlying hedged item is recognized.

INCOME TAXES

As a partnership, our taxable income or loss is passed through to our partners and, therefore, no income tax provision is made in our financial statements. Our general partner, TMC, elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code (the “Code”). As a REIT, TMC will generally not be subject to federal and state income taxes on our net taxable income that TMC currently distribute to stockholders. In order to maintain REIT status, TMC is required to distribute at least 90% of our taxable income to its stockholders and is subject to various other requirements including meeting certain asset and income tests. Because TMC believes it will maintain its REIT status and distribute in excess of its taxable income, U.S. federal income taxes may not apply. Differences between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relate primarily to real estate depreciation, recognition of gains and losses from asset transactions and foreign currency exchange gains and losses.

The Code provides that a REIT may own stock in subsidiaries engaged in businesses which generate nonqualifying income, which are referred to herein as taxable REIT subsidiaries. The stock value of these businesses are subject to certain limitations and both the REIT and the taxable REIT subsidiaries are subject to strict rules governing ownership, operation and taxation. MillsServices Corp., or MSC, and its subsidiaries have made elections to be treated as taxable REIT subsidiaries.

MSC, a subchapter C corporation, is subject to federal and state income taxes at the prevailing tax rates. As of December 31, 2004, MSC had an estimated federal net operating loss carry forward of $42.5 million. Deferred tax assets relating primarily to the loss carry forward have been offset in their entirety by a valuation allowance since there is no assurance MSC will generate taxable income in the future.

FOREIGN OPERATIONS

The functional currency for entities operating or projects in development outside the United States is the currency of the country in which the entity or project is located. The financial statements of such entities are translated from the functional currency into U.S. dollars for inclusion in our financial statements. Gains or losses resulting from translation are accounted for as a component of other comprehensive income or loss.

Our non-U.S. investment and related advances are denominated in the non-U.S. entity’s functional currency and re-measured to our functional currency of the U.S. dollar. We expect to settle these amounts in the foreseeable future through distributions from the entities. Accordingly, gains or losses resulting from the re-measurement are included in the determination of net income. Foreign currency exchange losses and gains for the periods presented arose primarily as a result of this re-measurement.

As of December 31, 2004 and 2003, our overall investment in non-U.S. operations approximated $270.0 million and $210.9 million, respectively. Each of our non-U.S. operations is subject to certain foreign corporate-level income taxes.

SEGMENT REPORTING

We consider each of our properties a separate operating segment that are aggregated and reported as a single segment. Discrete financial information is available and each property’s operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance. This single reportable segment represents over 90% of our assets, revenues and income for each of the years presented. Future prospects for each property are similar and all have essentially the same economic characteristics with similar returns, occupancy and tenants and are sited near a metropolitan area with similar demographics and site characteristics.

EARNINGS PER COMMON UNIT

Basic earnings per common unit is calculated by dividing income available to common unitholders by the weighted average number of common units outstanding during the period. Diluted earnings per common unit reflects the dilutive impact of the assumed conversion of units issued pursuant to TMC’s restricted stock and stock option incentive plans using the treasury stock method and the if-converted method for our convertible preferred units.

TAX INCREMENT FINANCING

Tax increment financing is a common form of project infrastructure financing expected to be repaid through future tax assessments. In determining if such financing should be recorded, factors including whether the assessment is fixed or variable and the probability we will become obligated for such financing is considered.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the current year presentation.

3.   NEW AND PENDING ACCOUNTING PRONOUNCEMENTS

STANDARDS IMPLEMENTED AND TRANSITION ADJUSTMENT

FIN 45—Effective October 1, 2003, we adopted the disclosure provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Direct Guarantees of Indebtedness of Others.” Initial recognition and measurement provisions of FIN 45 were adopted on a prospective basis for guarantees issued after December 31, 2002. Under FIN 45, the fair value of a guarantee is recorded as a liability at its inception, with the offsetting entry recorded based on the circumstances in which the guarantee was issued. The adoption of this pronouncement did not have a material impact on our financial condition or results of operations.

FIN 46—Effective March 31, 2004, we adopted the provisions of FIN 46(R), “Consolidation of Variable Interest Entities,” which requires a primary beneficiary to consolidate variable interest entities (“VIE”). Under this new model for consolidation, an entity is deemed to be a VIE when: (a) the equity investors (if any) do not have a controlling financial interest or lack adequate decision making ability; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional financial support from other parties.

A number of our joint venture entities are with affiliates of KanAm. Three of TMC’s Board members are also affiliated with KanAm, which, combined with our residual sharing percentages in the economics of the ventures (see Footnote 5, “Joint Ventures”) result in those ventures being viewed as VIE’s. In all cases, we were determined to be the primary beneficiary. Subsequent changes in the entity’s partnership, financing and/or other certain events trigger a re-determination of the venture’s status as a VIE. As a result of such re-determination, two of the operating properties no longer meet the VIE criteria. Historically, the VIE joint ventures have been accounted for on the equity method because the underlying partnership agreements require major business decisions be approved by at least one other partner.

Pursuant to the transition provisions of FIN 46, we consolidated the assets and liabilities of the VIEs on March 31, 2004, and the operating results beginning April 1, 2004. VIE operating results were accounted for under the equity method through March 31, 2004. The impact of the adoption at March 31, 2004, was to consolidate joint ventures with total assets of $2,701.7 million and total liabilities of $1,932.7 million and to record a cumulative effect adjustment to increase earnings by $51.4 million, reflecting additional capitalized interest as if the entities had been consolidated during their respective construction periods. Our partners’ equity interests in the VIEs are classified as minority interest in consolidated joint ventures in our consolidated financial statements. The following presents the impact on our earnings had we adopted FIN 46 retroactively.

	Years Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Income from continuing operations	$220.4	$146.1	$72.8
Pro forma income from continuing operations	$221.5	$152.1	$80.0
Earnings per unit from continuing operations:
Basic:
As reported	$2.75	$1.94	$1.35
Pro forma	$2.77	$2.07	$1.55
Diluted:
As reported	$2.71	$1.91	$1.33
Pro forma	$2.73	$2.01	$1.46

PENDING ADOPTION OF AN ACCOUNTING PRONOUNCEMENT

SFAS 123R—In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payments”. SFAS 123R is similar in its approach to share-based payments as the approach described in SFAS 123 except that SFAS 123R requires all share-based payments to employees, including stock options, be recognized in the income statement based on their fair values. SFAS 123R must be adopted no later than the first quarter beginning after June 15, 2005. We do not expect SFAS 123R to have a significant impact our results of operations and expect to adopt its provisions effective July 1, 2005. Had we adopted SFAS 123R in prior period periods its impact would have approximated that of SFAS 123 as more fully described in Note 13.

4.   ACQUISITIONS

The following summarizes acquisitions completed during 2004, 2003 and 2002. The purchase price below does not include transaction costs.

	Acquisition Date	Purchase Price
100% Interest Acquired:
Westland Mall	January 2004	$78.8
Great Mall of the Bay Area	August 2003	265.5
Del Amo Fashion Center	June 2003	442.0
Cadillac Fairview Portfolio(1)	January 2003	539.9
The Shops at Riverside Square	December 2002	86.5
Cincinnati Mills (formerly known as Forest Fair)	September 2002	68.8
Partial Interests Acquired:
GM Portfolio(2)	October 2004	452.1
Madrid Xanadú(3)	August 2004	45.0
Cadillac Fairview Portfolio(4)	May 2003	62.5
Opry Mills(5)	June 2002	30.9

(1)          Broward Mall, Dover Mall, The Esplanade, Galleria at White Plains, Northpark Mall and approximately 110 acres of developable land adjacent to the properties.

(2)          In October 2004, we purchased a 50% interest in nine regional mall properties (the “GM Portfolio”). We paid $452.1 million in cash for the equity in the underlying entities. Our proportionate share of pre-existing property debt assumed was $170 million, and our proportionate share of property debt incurred in connection with the transaction was $410 million. The GM Portfolio has a combined GLA of 8.9 million square feet and includes Briarwood Mall, Columbus City Center, The Falls, Hilltop Mall, Lakeforest Mall, Marley Station, Meadowood Mall, Stoneridge Mall and The Mall at Tuttle Crossing.

(3)          Acquisition of joint venture interests not owned by us for $45.0 million subject to a potential adjustment over the next two years based on a formula.

(4)          50% interest in Gwinnett Place and Town Center at Cobb.

(5)          Acquisition of the joint venture interest not owned by us.

Acquired properties are included in our results of operations from their respective date of acquisition. The following unaudited pro forma results of operations reflect these transactions as if each had occurred on January 1 of the year presented. In our opinion, all significant adjustments necessary to reflect the effects of the acquisitions, the equity offerings and use of the line of credit have been made.

	Unaudited Pro Forma
	Years Ended December 31,
	2004	2003
		(Restated)
Operating revenues	$688.1	$419.6
Net income	$271.8	$146.2
Income per common share—basic	$3.57	$2.12
Income per common share—diluted	$3.51	$2.09

The following summarizes the purchase price allocation for the 2004 and 2003 acquisitions:

	2004	2003
Income producing property	$76.6	$1,206.6
Investment in unconsolidated joint ventures	452.1	62.5
Deferred costs and other intangibles, net	2.7	71.4
Mortgages, notes and loans payable assumed	—	(65.9)
Accounts payable and other liabilities	(0.5)	(20.4)
Net assets acquired	$530.9	$1,254.2

5.   JOINT VENTURES

Joint ventures are commonly used in the real estate industry to fund development and/or expansion and to diversify risk in a particular property or area. We held joint venture interests in 27 properties as of December 31, 2004 and 17 as of December 31, 2003, as well as interests in various predevelopment projects. Joint venture interests are accounted for under the equity method while the venture is unconsolidated. Consolidation occurs when we gain unilateral control of the entity through the acquisition of additional partnership interests or when the entity becomes a variable interest entity for which we are determined to be the primary beneficiary. The following summarizes our residual sharing and capital contribution percentages in our consolidated and unconsolidated real estate joint ventures at December 31, 2004:

	Residual Sharing Percentage	Capital Contribution Percentage
Consolidated Joint Ventures:
Operating properties:
Arundel Mills	59.3%	39.5%
The Block at Orange	50.0%	—
Colorado Mills	56.3%	37.5%
Concord Mills	59.3%	39.5%
Discover Mills	50.0%	—
Grapevine Mills	59.3%	39.5%
Great Mall of the Bay Area	75.0%	49.0%
Katy Mills	62.5%	25.0%
Opry Mills	75.0%	49.0%
St. Louis Mills	75.0%	50.0%
Arundel Mills Marketplace	59.3%	39.5%
Properties under development:
Meadowlands Xanadu(1)	53.3%	26.67%
Pittsburgh Mills	56.3%	37.5%
Unconsolidated Operating Property Joint Ventures:
Arizona Mills	50.0%	50.0%
Ontario Mills	50.1%	50.1%
Briarwood Mall(2)	50.0%	50.0%
Columbus City Center(2)	50.0%	50.0%
Del Amo Fashion Center	75.0%	50.0%
The Falls(2)	50.0%	50.0%
Gwinnett Place(3)	50.0%	50.0%
Hilltop Mall(2)	49.9%	49.9%
Lakeforest Mall(2)	50.0%	50.0%
Marley Station(2)	50.0%	50.0%
Meadowood Mall(2)	50.0%	50.0%
Stoneridge Mall(2)	49.9%	49.9%
Town Center at Cobb(3)	50.0%	50.0%
The Mall at Tuttle Crossing(2)	50.0%	50.0%
Vaughan Mills	50.0%	50.0%

(1)          Percentages are subject to change based upon project scope and required contributions

(2)          GM Portfolio properties acquired in October 2004

(3)          Cadillac Fairview portfolio acquired in May 2003

AGREEMENTS

We are committed to providing additional equity to certain of our joint ventures under development pursuant to the relevant joint venture agreements and we guarantee certain joint venture partners’ preference returns and the repayment of construction debt. Guarantees generally remain in effect until certain debt service coverage tests are met or a permanent loan is obtained, which generally occurs within two to four years after a property’s grand opening. We would be liable under the guarantees if the proceeds are insufficient to fund preference payments, the project’s construction is not completed or the construction loan is not refinanced at or before maturity. Most of our joint venture agreements with KanAm contain provisions whereby we or KanAm can require the purchase or sale of KanAm’s ownership interests.

The following summarizes certain significant joint venture agreement provisions and activities:

Meadowlands Xanadu

Meadowlands Xanadu is being developed on the site of the Continental Arena in New Jersey pursuant to an agreement with the New Jersey Sports and Exposition Authority, or the NJSEA. It is being developed through a joint venture between Meadowlands Mills Limited Partnership, or Meadowlands Mills, and affiliates of Mack-Cali Realty Corporation, or Mack-Cali. Meadowlands Mills is obligated to contribute capital up to a maximum 40% of net project costs while Mack-Cali is obligated to contribute capital up to a maximum $32.5 million. Commencing on the sixth anniversary of opening, the agreement provides that either party may put their interest in the partnership to the other for a price based on the fair value of the project at that time.

Meadowlands Mills is a partnership between us and KanAm. In October 2004, an entity owned by Meadowlands Mills acquired a 587-acre tract of land adjacent to the Continental Arena site, or the Empire Tract. In connection with the redevelopment agreement with NJSEA, we conveyed the Empire Tract to a non-profit conservation trust in exchange for a payment or credit of $26.8 million granted by the NJSEA. As of December 31, 2004, we had invested approximately $109.3 million in Meadowlands Mills and KanAm had invested $210.2 million.

Pittsburgh Mills

Pittsburgh Mills is expected to open during the summer of 2005 and is being developed by Pittsburgh Mills Limited Partnership, a joint venture between Mills-KanAm Pittsburgh Limited Partnership (“Mills-KanAm Pittsburgh”) and AV Associates Limited Partnership. Mills-KanAm Pittsburgh, through which we own our interest in the Pittsburgh Mills project, is a joint venture with KanAm. For one to three years following the opening of the project, AV Associates may elect to convert a portion of its interest in the partnership to, at our option, cash or units of Mills LP. Commencing on the fifth anniversary of the project’s opening, AV Associates may put, and we may call, all of AV Associates’ remaining partnership interest for a purchase price based on the fair market value of the property and paid, at our option, in cash or units in Mills LP. As of December 31, 2004, we and KanAm had each invested $57.8 million.

Vaughan Mills

We and Ivanhoe Cambridge each own an undivided 50% interest, as tenants in common, in Vaughan Mills, which opened in November 2004. At any time following the fourth anniversary of the opening of the project, either party may exercise a buy-sell provision pursuant to which the offering party can require that the other party either purchase for cash the offering party’s entire interest in the project or sell to the offering party the interest of the other party.

SALE OR CONVEYANCE OF PARTNERSHIP INTERESTS

In December 2004, we sold a 50% joint venture interest in Del Amo Fashion Center for $221.8 million, including $158.0 million of the venture’s debt. We recognized no material gain or loss on the sale. We included it in our consolidated results of operations from its date of acquisition in June 2003 through the date the interest was sold and have since accounted for it on the equity method as an unconsolidated joint venture.

Also in December 2004, we sold a 50% joint venture interest in a parcel of land adjacent to the Del Amo Fashion Center for $22.8 million in cash and recognized a $15.3 million gain.

In August 2004, we and KanAm sold a 50% joint venture interest in Ontario Mills for $170.3 million. The joint venture interest sold consisted of KanAm’s entire interest and a portion of the interest held by us. We received proceeds of $50.7 million and recognized a gain of $39.6 million on our portion of the sale. Ontario Mills was an unconsolidated joint venture through March 31, 2004; was consolidated under FIN 46 from April 1, 2004, through August 27, 2004, and has since been accounted for on the equity method as an unconsolidated joint venture.

In June 2004, we recorded a gain of $8.5 million from our August 2003 conveyance to KanAm of an additional 6.375% partnership interest in each of the Arundel Mills, Concord Mills and Grapevine Mills centers for proceeds of $28.1 million. Due to our continuing involvement in the joint ventures, we were precluded from recognizing the transactions as sales until June 2004 when the underlying joint venture agreements were amended to remove the terms comprising the continuing involvement.

In March 2004, we conveyed an approximately 50% joint venture interest in Opry Mills to KanAm Grund Kapitalanlagegesellshaft mbH (“KanAm Grund”) for $68.9 million and a gain of $35.9 million was recognized. KanAm Grund is an affiliate of KanAm, a German syndicator of real estate funds with whom we have had a long standing relationship. In connection with this transaction, we terminated a swap agreement and recorded a $5.3 million charge against the gain. Opry Mills was an unconsolidated joint venture through June 2002 when we acquired our then partner’s remaining interest. It was a wholly owned entity from June 2002 through March 23, 2004, and has since been accounted for as a consolidated joint venture.

In December 2003, we conveyed a 50% joint venture interest in the Great Mall of the Bay Area to KanAm Grund for $47.2 million and recognized a $0.7 million gain. The Great Mall of the Bay Area was consolidated as a wholly owned entity from August 2003 through December 17, 2003; was accounted for as an unconsolidated joint venture through March 31, 2004; and was consolidated under FIN 46 effective March 31, 2004.

MINORITY INTEREST IN CONSOLIDATED JOINT VENTURES

Upon the adoption of FIN 46 we consolidated 15 joint venture properties which were previously accounted for under the equity method. One such property (Ontario Mills) was deconsolidated subsequently as a result of the sale of equity interests. We have since acquired our partner’s interest in a second property (Madrid Xanadú).

Our consolidated joint ventures are variable interest entities (“VIE”) for which we have been determined to be the primary beneficiary. Pursuant to the transition provisions of FIN 46, we consolidated the assets and liabilities of these entities on March 31, 2004, and the operating results beginning April 1, 2004. The impact of the adoption at March 31, 2004, was to consolidate joint ventures with total assets of $2,701.7 million and total liabilities of $1,932.7 million and to record a cumulative effect adjustment to earnings of $51.4 million, reflecting additional capitalized interest as if the entities had been consolidated during their respective construction periods. For the three months ended March 31, 2004 equity in the earnings of these ventures amounted to $8.2 million.

Equity interests in these joint ventures not owned by us are classified as minority interest in consolidated joint ventures in our consolidated financial statements. Included in our net income is the attribution to us, as primary beneficiary, of the effects of the elimination of interest and fees. For the period April 1, 2004 through December 31, 2004, such amount included development fees of $39.6 million and interest income of $8.3 million. Distributions paid to or contributions received from our consolidated joint ventures are reflected as minority interest, net in our consolidated statement of cash flows.

Our consolidated operating property joint ventures are primarily financed through third party mortgages collateralized by their respective operating property. The creditors of such ventures do not have recourse to our general credit except when we have provided a guaranty. At December 31, 2004, such mortgages aggregated $1.6 billion and are included in mortgages, notes and other loans payable in our consolidated balances sheet. The carrying value of the related collateral aggregated $2.1 billion and is classified in the net real estate and development assets section of our consolidated balance sheet at December 31, 2004.

UNCONSOLIDATED JOINT VENTURES

As of December 31, 2004, preference returns to the joint venture partners were current and we had guaranteed repayment of $113.5 million of joint venture debt and joint venture letters of credit of $5.8 million. We would be required to guarantee an additional $5.6 million if the joint ventures borrow up to the total construction loan commitments. We are also contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District (“City”). The remaining aggregate amount of the special tax assessment is $10.6 million and will be collected through 2020 to fund debt service on bonds issued by the City.

Condensed combined financial statements of our unconsolidated joint ventures follow:

	December 31,
	2004	2003
		(Restated)
CONDENSED COMBINED BALANCE SHEETS:
Assets:
Net income producing property	$2,379.2	$2,167.5
Construction in progress	138.9	481.5
Cash and cash equivalents	45.7	119.2
Restricted cash	6.7	40.5
Accounts and notes receivable, net	74.1	135.2
Deferred costs, net	53.8	122.1
Other	68.7	103.7
Total assets	$2,767.1	$3,169.7
Liabilities and Partners’ Equity:
Debt	$2,162.6	$2,204.9
Other liabilities*	132.1	246.6
Equity capital	472.4	718.2
Total liabilities and equity	$2,767.1	$3,169.7

*                    Includes amounts due to Mills.

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
CONDENSED COMBINED RESULTS OF OPERATIONS:
Revenue:
Minimum rent	$142.7	$223.9	$181.4
Other property revenue	102.8	135.5	106.8
Total operating revenues	245.5	359.4	288.2
Expenses:
Property operating expenses	79.3	117.1	92.6
Depreciation and amortization	63.5	109.8	94.5
Total operating expenses	142.8	226.9	187.1
Operating income	102.7	132.5	101.1
Other income (expense):
Interest expense	(77.0)	(107.4)	(82.5)
Foreign currency exchange gains, net	—	1.9	—
Other income (expense), net	(5.7)	9.0	25.3
Net income	$20.0	$36.0	$43.9
Mills equity in earnings	$15.3	$34.6	$24.0

Significant accounting policies used by our unconsolidated joint ventures are consistent with ours.

Effective March 31, 2004, 15 previously unconsolidated joint ventures were consolidated upon adoption of FIN 46. Also during 2004, we increased our interests in unconsolidated joint ventures with the GM Portfolio purchase in October 2004 and the sale of joint venture interests in Del Amo Fashion Center in December 2004 and Ontario Mills in August 2004. In November 2004, the Vaughan Mills which is owned by a joint venture, opened. During 2003, operating unconsolidated joint ventures increased by five properties: (1) the December 2003 conveyance of an interest in the Great Mall of the Bay Area; (2) and (3) the May 2003 acquisition of interests in Gwinnett Place and Town Center at Cobb in connection with the Cadillac Fairview Portfolio acquisition; (4) and (5) openings of the St. Louis Mills and Madrid Xanadú developments.

During 2004, the following financing transactions were completed on behalf of our unconsolidated joint venture properties:

•       In December 2004, in connection with the sale of a partnership interest, the Del Amo Fashion Center mortgage was refinanced. The new $316.0 million mortgage is interest-only through maturity and provides for an additional $134.0 million in redevelopment financing. The stated maturity is January 2008 with two one-year extension options. We have guaranteed $25.0 million of principal.

•       In March 2004, construction financing for Vaughan Mills, an unconsolidated joint venture, was obtained from an affiliate of our partner in the project. The construction loan has a total commitment of $157.8 million and a stated maturity of March 2006 with a one-year extension option. The loan bears interest at CDOR plus 2.25%. The CDOR margin is reduced as the project meets specified completion, occupancy and leasing requirements are met and debt service coverage ratios are achieved. Our guaranty of 50% of the construction borrowings is reduced when certain performance measures are achieved.

Advances to unconsolidated joint ventures were $19.6 million, $114.9 million and $127.6 million as of December 31, 2004, 2003 and 2002, respectively. We earned interest on such advances of $11.1 million, $8.2 million and $4.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

6.   MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable, consist of the following:

	December 31,
	2004	2003
Wholly Owned Property Debt:
Broward Mall—Interest is payable monthly and principal payments are due in March with $1.5 million due in 2005; $2.0 million due annually from 2006 through 2008; and a balloon payment due in 2009. Mortgage was adjusted to fair value in the allocation of purchase price resulting in an effective interest rate of 5.34%.	$62.1	$64.4
Cincinnati Mills (a)—Principal is due December 2006; interest rate at LIBOR plus 2.00%. An interest rate swap fixes interest at 5.88% through October 2006 on a notional amount of $57.0 million. Mills guarantees 75% of the balance.	122.0	58.4
Concord Mills Marketplace (b)—Balloon payment is due in February 2014; interest rate is 5.76%.	14.3	—
Concord Mills Marketplace—Refinanced in January 2004	—	17.8
Del Amo Fashion Center—deconsolidated in December 2004 upon sale of partnership interest	—	287.0
Dover Mall, The Esplanade, Galleria at White Plains and Northpark Mall Cross Collateralized (a)—Principal is due February 2008, including two one-year extension options; interest rate is LIBOR plus 2.10%. The LIBOR floor is 1.75% on a notional amount of $75.0. An interest rate swap fixes the interest rate at 4.17% on the remaining $245.0 million through February 2005.	320.0	320.0
Franklin Mills/Liberty Plaza (b)—Balloon payment is due May 2007; blended interest rate is 7.67%	130.8	132.9
Madrid Xanadú (a)—Loan is denominated in Euros and has a total commitment of $240.5 million. Interest rate is EURIBOR plus 1.55%. Principal is due May 2006 but may be extended under two one-year options subject to certain conditions. Mills guarantees 2% of the balance—consolidated in 2004.	239.5	—
Potomac Mills/Gurnee Mills (b)—Balloon payment is due March 2011; interest rate is 7.46%.	343.0	346.5
The Shops at Riverside Square—Interest is payable monthly through January 2005; principal and interest payments are due thereafter based on 30-year amortization with a balloon payment due January 2013; interest rate is 5.77%.	65.0	65.0
Sawgrass Mills (b)—Balloon payment is due July 2006; interest rate is 7.18% per annum.	290.3	293.4
Sawgrass Mills (b) (mezzanine loan)—Balloon payment is due in July 2006; interest rate is LIBOR plus 4.50%.	35.7	36.1
Westland Mall—Interest is payable monthly through February 2007; principal and interest payments are due thereafter based on 30-year amortization with a balloon payment due February 2011; interest rate is 4.95%.	58.8	—
Net Leased Properties (a)—Principal maturity dates range from October 2010 to January 2023; weighted average interest rate is 8.57%.	47.4	47.4
Consolidated Joint Venture Property Debt
Arundel Mills—(a)Principal is due June 2010; interest rate is 4.61%. Provided certain conditions are met, an additional $40.0 million may be borrowed.	187.0	—
Arundel Marketplace (b)—Balloon payment is due January 2014; interest rate is 5.92%.	12.3	—

The Block at Orange (a)—Balloon payment is due January 2009. Through April 2006 two interest rate swaps fix the rate at 6.67% and 5.69% on varying notional amounts which total the outstanding balance of the mortgage. From May 2006 through the extended maturity an interest rate swap fixes the interest rate at 5.69% on a notional amount of $135.0 million.	135.0	—
Colorado Mills (a)—Principal is due November 2009, including two one-year extension options; interest rate is LIBOR plus 1.78%.	170.0	—
Concord Mills (b)—Balloon payment is due December 2012; interest rate is 6.13%.	176.9	—
Discover Mills (a)—Principal is due April 2007 and has a one-year extension option. On a notional amount of $110.5 million of the $119.4 million mortgage loan, interest rate swaps fix the interest rate at 3.44% through March 2005, 5.04% from April 2005 through March 2006, and 6.28% from April 2006 through maturity. On a notional amount of $39.5 million of the $42.6 million mezzanine loan, interest rate swaps fix the interest rate at 4.69% through March 2005, 6.29% from April 2005 through March 2006, and 7.53% from April 2006 through maturity. Mills guarantees 100% of the loan.	162.0	—
Grapevine Mills (b)—Balloon payment is due October 2008; interest rate is 6.47%	151.3	—
Grapevine Mills II (b)—Balloon payment is due November 2008; interest rate is 8.39%.	14.1	—
Great Mall of the Bay Area (a)—Principal is due September 2008; interest rate is 4.80%.	175.0	—
Katy Mills (a)—Principal is due January 2013; interest rate is 6.69%. Mills guarantees 10% of the balance.	148.0	—
Opry Mills (a)—Principal is due October 2007, including two one-year extensions; interest rate is LIBOR plus 1.18%. An interest rate swap fixes LIBOR at 2.50% on the balance through maturity fixing interest at 3.68%. Provided certain terms and conditions are met, an additional $25.0 million may be borrowed.	175.0	175.0
St. Louis Mills (a)—Principal is due May 2006; interest rate is LIBOR plus 1.95%. Interest rate swaps fix the interest rate at 4.36% and 4.15% on notional amounts of $55.0 million and $55.0 million, respectively, through October 2005 and 5.80% from November 2005 through April 2006 on a notional amount of $110.0 million.	131.1	—
Other	8.0	13.4
Other:
Line of credit (a)—see description below	252.0	227.0
Term loan (a)—see description below	200.0	35.0
	$3,826.6	$2,119.3

(a)           Requires monthly interest only payments through maturity.

(b)          Monthly interest and principal payments based on a 30 year amortization schedule with a balloon payment due at maturity.

The weighted average interest rate on our debt was 5.38% and 5.59% at December 31, 2004 and 2003, respectively. Of the total outstanding debt, $2.5 billion and $1.1 billion was fixed rate at December 31, 2004 and 2003, respectively. The revolving line of credit and term loan are our only unsecured borrowings ($452.0 million at December 31, 2004). At December 31, 2004, we had total recourse debt of $3.4 billion.

Certain mortgages, notes and loans payable agreements contain restrictive covenants relating to the maintenance of specified financial performance ratios such as minimum net worth, debt service coverage ratio, loan to value and restriction on future dividend and distribution payments. As of December 31, 2004, we were in compliance with these covenants. We have reviewed the restatement adjustments with our lenders and have received the required waivers of certain representations and non-financial covenants that are affected by the restatement adjustments described in Note 16. Contemporaneously with the filing of this Form 10-K, we satisfied all conditions contained in the waiver agreement, and therefore the Facility continues to remain available and in full force and effect.

Aggregate annual maturities at December 31, 2004 are as follows:

2005	$18.7
2006	708.6
2007	1,051.7
2009	669.1
2010	373.9
Thereafter	1,004.6
$3,826.6

In December 2004, we refinanced our existing $500.0 million unsecured line of credit and $200.0 million secured term loan with an unsecured $1.2 billion credit facility (the “Facility”) which includes a revolving credit commitment of $1.0 billion and a term loan of $200.0 million. Borrowings under the Facility may be used to acquire or develop real property, make various permitted investments, repay indebtedness and fund other working capital needs. The ability to draw on the line of credit is subject to the maintenance of certain financial ratios specified in the line of credit agreement. At our option, borrowings under the Facility bear interest at LIBOR, EURIBOR or a base rate plus an applicable margin based on our leverage ratio. The margin on LIBOR rate loans varies between 0.95% and 1.45% (1.18% at December 31, 2004) and between 0.15% and 0.45% on base rate loans (0.15% at December 31, 2004). A facility fee, based on our leverage ratio and ranging from 20 to 25 base points on the aggregate loans and unused commitments is also required. At December 31, 2004 the weighted average interest rate on the aggregate outstanding borrowings was 5.4%. The Facility is scheduled to expire in December 2007 and contains a one-year extension option.

7.   FINANCIAL INSTRUMENTS—DERIVATIVES AND HEDGING

In the normal course of business, we and our joint ventures are exposed to the effect of interest rate changes. To limit this exposure, established risk management policies and procedures including the use of a variety of derivative financial instruments to manage, or hedge, interest rate risk are followed. Derivative instruments are not used for speculative purposes. Derivative instruments used for hedging must be effective in reducing the interest rate risk exposure. Changes in the hedging instrument’s fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income (loss). Hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Hedges that meet these criteria are formally designated as cash flow hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, the change in the fair value of the derivative instrument is marked to market with the change included in net income in each period until the derivative instrument matures. Any derivative instrument used for risk management that becomes ineffective is marked to market through earnings.

Depending on the underlying exposure, interest rate swaps, caps and floors, options, forwards or a combination thereof, may be used to manage interest rate risk. Interest rate swaps and collars are contractual agreements with third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract or collar agreement, the exposure is limited to the interest rate differential on the notional amount. We do not anticipate non-performance by any of our counterparties. Net interest differentials to be paid or received under a swap contract and/or collar agreement are accrued as interest expense as incurred or earned.

Interest rate hedges, designated as cash flow hedges, hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains or losses in the fair value of these hedges are reported on the balance sheet and included in accounts payable and other liabilities or in investment in unconsolidated joint ventures with a corresponding adjustment to either accumulated other comprehensive income or earnings depending on the hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income to the extent of the effective portion of the risk being hedged. Changes in the fair value of the hedging instrument related to the effective portion of the risk being hedged are included in accumulated other comprehensive income (loss). Changes in fair value representing (1) the ineffectiveness of the hedging relationship and (2) any other component of fair value not related to the risk being hedged are recorded as interest expense through earnings. Changes in fair value representing ineffectiveness of the hedging relationship are minimal for all periods presented. Some derivative instruments are associated with the hedge of an anticipated transaction. Over time, the unrealized gains/losses held in accumulated other comprehensive income (loss) will be reclassified to earnings consistent with when the hedged items are recognized in earnings. This type of reclassification reduced net income by $5.6 million for the year ended December 31, 2004.

As of December 31, 2004, we and our joint ventures were party to interest rate swap agreements that hedge the impact of the variability of LIBOR on cash outflows. Under the agreements, we, or the joint venture, receive LIBOR and pay a fixed rate. The following summarizes the current and deferred start swap terms of the derivative instruments and provides a reconciliation of their fair values and adjustments to accumulated other comprehensive income (loss):

	Wholly Owned	Joint Ventures
Hedge type	Cash Flow	Cash Flow
Description	Swap	Swap
Range of notional amounts	$57.0 - $245.0 million	$6.5 - $176.3 million
Range of interest rate	2.07% - 3.88%	1.69% - 5.35%
Range of deferred effective start dates	—	4/1/05 - 4/3/06
Range of maturity dates	2/15/05 - 10/2/06	4/1/05 - 11/1/09
Accumulated other comprehensive income (loss) at December 31, 2003	$(11.8)	$(11.0)
Change in fair value	7.3	12.6
Accumulated other comprehensive income (loss) at December 31, 2004	$(4.5)	$1.6

Within the next twelve months, we expect to recognize interest expense of $1.7 million currently unrealized in accumulated other comprehensive loss while our unconsolidated joint ventures expect to recognize $2.0 million, of which our share is $(0.6) million. Other comprehensive loss, including our proportionate share of our joint venture balances, at December 31, 2004 and 2003 was $1.0 million and $14.8 million, respectively. Comprehensive income for the years ended December 31, 2004, 2003 and 2002 was $289.2 million, $145.7 million and $63.9 million, respectively.

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value of financial instruments were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the partnership could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Cash equivalents, restricted cash, accounts and notes receivable, accounts payable and other liabilities are carried at amounts which reasonably approximate their fair values.

Fixed rate debt with an aggregate carrying value of $2,454.2 million and $1,135.1 million had an estimated aggregate fair value of $2,495.8 million and $1,210.4 million at December 31, 2004 and 2003, respectively. Estimated fair value of fixed rate debt is based on interest rates currently available to us for issuance of debt with similar terms, credit risk and remaining maturities. The estimated fair value of our variable rate debt is estimated to be approximately equal to its carrying value of $1,372.4 million and $984.2 million at December 31, 2004 and 2003, respectively.

Disclosure about fair value of financial instruments is based on pertinent information available to management at December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the reasonableness of the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2004, and current estimates of fair value may differ significantly from the amounts presented herein.

9.   LEASING ACTIVITIES

We have noncancellable tenant leases with remaining terms ranging from one to 20 years which require payment of specified minimum rent amounts. A majority of these leases also require the tenants to reimburse substantially all of the operating expenses of the properties. Minimum rent commitments under tenant leases at December 31, 2004, are as follows:

2005	$359.1
2006	329.1
2007	307.0
2008	277.8
2009	240.9
Thereafter	985.6
$2,499.5

We are also subject to a noncancellable operating lease for our corporate headquarters in Arlington, VA which expires in April 2006 and requires minimum payments of $3.7 million and $1.8 million for the years ending December 31, 2005 and 2006, respectively. Rent expense amounted to $4.3 million, $3.2 million and $3.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

In 2004, we entered into an agreement to lease new headquarters space beginning in April 2006. The lease is noncancellable with a term of 13 years. Minimum annual payments under our new lease total $7.4 million, $9.2 million, $9.4 million and $100.0 million for the years ending December 31, 2007, 2008, 2009 and thereafter, respectively. Also in 2004, the ground lease with NJSEA for the Meadowlands Xanadu site was signed. The 75 year lease term is expected to commence during mid-2005. The lease requires a deposit of $160.0 million, $50.0 million of which was placed in escrow when construction began in March 2005. On the third anniversary of the lease term commencement, a one time payment of $15.0 million is due. Beginning on the 16th anniversary of the lease term commencement annual rent payments begin. The payments for years 16 to 75 of the lease term total $547.8 million.

10.   SERIES A CUMULATIVE CONVERTIBLE PREFERRED UNITS

In October and November 2003, 750,000 shares of TMC’s Series A Cumulative Convertible Preferred Stock were converted into 3,153,368 shares of TMC common stock. Simultaneously, TMC converted its Series A Preferred Units into an equal number of our common units. Series A dividends were accounted for as interest expense due to the stock’s redemption features.

11.   PARTNERS’ CAPITAL

In October and December 2002, TMC sold a total of 4,300,000 shares of 9% Series B Cumulative Redeemable Preferred Stock and 3,400,000 of 9% Series C Cumulative Redeemable Preferred Stock, both with a par value of $0.01 per share, for $25.00 per share in an underwritten public offering. In January 2003, TMC sold an additional 100,000 shares of Series C preferred stock in a public offering at an initial price of $25.23 per share. The aggregate net proceeds of $187.9 million and were contributed to us in exchange for preferred units which have economic terms substantially identical to the Series B and C preferred stock. Net proceeds from the Series B preferred stock sale were used to reduce borrowings under our line of credit, to fund development efforts and as working capital. Net proceeds from the Series C preferred stock were used to fund the January 2003 Cadillac Fairview Portfolio acquisition. Distributions are payable quarterly at 9% of the liquidation preference of $25.00 per share. Holders of the units will have limited voting rights only if dividends are not paid for six or more quarterly periods.

In March 2003, we sold 400,000 units of 8.75% Series D Cumulative Redeemable Preferred Units, or Series D, in a private placement to two investors at a purchase price of $25.00 per unit. The net proceeds of $10.0 million were used to reduce borrowings under our line of credit. Series D preferred units are exchangeable for TMC’s Series D Cumulative Redeemable Preferred Stock on a one-for-one basis. Distributions on Series D preferred units are payable quarterly in arrears at 8.75% of the liquidation preference of $25.00 per unit.

In May 2003, TMC sold a total of 6,440,000 shares of 8.75% Series E Cumulative Redeemable Preferred Stock, par value $0.01 per share, for $25.00 per share in an underwritten public offering. In October and November 2003, TMC sold an additional 2,105,000 shares of Series E preferred stock for $26.24 per share in two public offerings. The aggregate net proceeds of $210.5 million were contributed to us in exchange for preferred units having economic terms substantially identical to the Series E preferred stock. The net proceeds were used to reduce our line of credit and certain other indebtedness. Distributions on the Series E preferred units are payable quarterly at 8.75% of the liquidation preference of $25.00 per share. Holders of the Series E preferred stock will have limited voting rights if dividends are not paid for six or more quarterly periods and in certain other events.

In August 2004, TMC sold 316,250 shares of 6.75% Series F Convertible Cumulative Redeemable Preferred Stock, each with a par value of $.01 and a liquidation preference of $1,000, in an offering made under Rule 144A of the Securities Act to qualified institutional buyers. Net proceeds of $306.2 million were contributed to us in exchange for preferred units with economic terms substantially identical to the Series F preferred stock. The net proceeds were used to reduce borrowings under our line of credit. Each share of Series F preferred stock is convertible into 16.6529 shares of TMC common stock, subject to specified adjustments, if the closing sale price of TMC common stock reaches, or the trading price of Series F preferred stock falls below specified thresholds or under certain other circumstances. Upon conversion of TMC’s Series F preferred stock, an equal number of Mills LP Series F preferred units will be converted into Mills LP common units in the same ratio. On or after August 5, 2009, Series F preferred stock may be redeemed by TMC at its liquidation value only if the closing price of TMC common stock has exceeded 130% of the conversion price for at least 20 of 30 consecutive trading days immediately prior to notice of redemption. In the event TMC redeems Series F preferred stock, Mills LP will redeem an equal number of Series F preferred units at the same liquidation value. Holders of Series F preferred stock will have limited voting rights if dividends are not paid for six or more quarterly periods and in certain other events.

Pursuant to a registration rights agreement, we had agreed to use our reasonable best efforts to cause a shelf registration statement with respect to the resale of the Series F preferred stock and the TMC common stock issuable upon conversion of such preferred stock to become effective within 180 days after the original issuance of the Series F preferred stock. To date, we have not filed the shelf registration statement, and, as such, we are required to pay liquidated damages at a rate of 0.25% per annum for the first 90 days and 0.50% per annum until the registration default is cured.

The following table, in thousands, presents the changes in the issued and outstanding common units since January 1, 2003:

	Year Ended December 31,
	2004	2003
Outstanding at January 1,	63,762	59,434
Issuance of Mills LP common units	170	—
Issued to TMC in exchange for:
Preferred unit conversion	—	3,153
Proceeds from the exercise of TMC stock options	538	878
Issuance of TMC restricted stock, net of cancellations	152	297
Outstanding at December 31,	64,622	63,762

EARNINGS PER UNIT

The following table sets forth the computation of basic and diluted earnings per common unit:

	Years Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Numerator:
Net income	$271.8	$146.2	$73.1
Less preferred unit distributions	(44.8)	(28.4)	(2.6)
Numerator for basic and diluted earnings per common unit	$227.0	$117.8	$70.5
Denominator (units in thousands):
Weighted average units	64,310	60,913	52,353
Unvested TMC restricted stock awards	(425)	(285)	(235)
Denominator for basic earnings per unit	63,885	60,628	52,118
Effect of dilutive securities (employee stock options and restricted stock awards)	1,025	922	864
Denominator for diluted earnings per unit	64,910	61,550	52,982
Basic earnings per common unit	$3.55	$1.94	$1.36
Diluted earnings per common unit	$3.50	$1.91	$1.34

Our Series F Convertible Cumulative Redeemable Preferred Stock and certain TMC stock options are excluded from the computation of basic and diluted earnings per common unit as their impact is anti-dilutive.

STOCK OPTION PLANS

Common stock issued pursuant to the TMC plans described below resulted in Mills LP issuing common units to TMC on a one-for-on basis. Effective January 1, 2002, we adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” on a prospective basis to all employee awards granted, modified or settled after the effective date. Because our awards vest over periods ranging from three to ten years, the cost related to stock-based employee compensation is less than would have been recognized had the fair value method been applied to all outstanding and unvested awards in each period. The following presents the pro forma effect of this on net income available to common unitholders.

	Years Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Net income as reported	$271.8	$146.2	$73.1
Add stock-based compensation expense included in reported net income	9.6	7.9	3.6
Deduct stock-based compensation expense determined under fair value based method for all awards	(9.7)	(8.2)	(4.1)
Pro forma net income	$271.7	$145.9	$72.6
Basic earnings per common unit:
As reported	$3.55	$1.94	$1.36
Pro forma	$3.55	$1.94	$1.34
Diluted earnings per common unit:
As reported	$3.50	$1.91	$1.34
Pro forma	$3.50	$1.91	$1.32

TMC had an Executive Equity Incentive Plan for the purpose of attracting and retaining directors, executive officers and other key personnel. Pursuant to the Plan, 4,500,000 shares of TMC common stock have been reserved for issuance of stock options and restricted stock. Options and restricted stock are issued at a price not less than 100% of fair market value at the date of grant, options expire ten years from the date of grant and contain such other terms and conditions (including, without limitation, conditions to vesting) as may be determined by our Executive Compensation Committee. In 1999, TMC adopted a broad based 1999 Stock Option Plan for the purpose of advancing our company interests. Pursuant to the plan, 2,500,000 shares of TMC common stock have been reserved for issuance of stock options and restricted stock. Options and restricted stock are issued at a price not less than 100% of fair market value at the date of grant, options expire ten years from the date of grant and contain such other terms and conditions (including, without limitation, conditions to vesting) as may be determined by our Executive Compensation Committee. We also have a 2004 Stock Incentive Plan (“Incentive Plan”) for the purpose of attracting and retaining highly qualified officers, directors, key employees, and other key employees. Pursuant to the Incentive Plan, 6,000,000 shares of TMC common stock have been reserved for issuance of common stock and common partnership units. The aggregate number of shares of common stock and common partnership units that cumulatively may be available for issuance pursuant to awards, other than options or SARs, cannot exceed 1,800,000. Options and restricted stock are issued at a price not less than 100% of fair market value at the date of grant, options expire ten years from the date of grant and contain such other terms and conditions (including, without limitation, conditions to vesting) as may be determined by our Executive Compensation Committee.

The following summarizes stock option activity and related information regarding our three equity compensation plans that have been approved by our stockholders.

	Years Ended December 31,
	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Shares in thousands)
Outstanding at beginning of year	1,794	$21.53	2,747	$20.90	3,496	$20.79
Granted	6	47.03	3	34.05	2	26.14
Exercised	(540)	20.35	(878)	19.85	(683)	20.43
Forfeited and expired	—	—	(78)	18.43	(68)	18.15
Outstanding at end of year	1,260	$22.13	1,794	$21.53	2,747	$20.90
Exercisable at end of year	1,247	$21.98	1,573	$22.05	2,015	$21.66
Weighted average fair value of options per share granted during the year		$4.80		$0.81		$0.58

Exercise prices of options outstanding at December 31, 2004 ranged from $17.31 to $56.45. The weighted average remaining contractual life of options outstanding at December 31, 2004 was 3.2 years.

The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	4.8%	5.2%	5.3%
Dividend yield	8.3%	8.9%	9.2%
Volatility factor	24.6%	12.7%	10.8%
Life (years)	4.2	4.4	5.4

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures and, subsequent to January 1, 2002, for recording the fair value, the estimated fair value of the options granted is amortized to expense over the options’ vesting period.

RESTRICTED STOCK GRANTS

Under our equity plans, we grant restricted TMC stock to our directors, officers and other key employees. Compensation expense related to grants is amortized on a straight-line basis over the vesting period. Vesting periods for restricted stock are determined by our Executive Compensation Committee. As of December 31, 2004, we had grants of 592,077 shares of non-vested restricted stock outstanding pursuant to such plans, which shares vest 276,165 in 2005, 157,660 in 2006, 121,252 in 2007 and 37,000 in 2008.

The number and weighted average market value per share of restricted shares granted during each year is as follows:

	2004	2003	2002
Restricted shares granted during year	221,497	231,090	273,163
Weighted average market value per share of restricted shares granted	$43.46	$32.62	$27.85

An additional 29,737 shares of TMC common stock would be issued and vest only upon a change in control of TMC.

RESTRICTED STOCK UNITS

In connection with an employee inducement grant, we issued 110,000 restricted stock units which vest in two equal installments in 2005 and 2006. Upon vesting, the stock units are converted on a one-for-one basis into shares of TMC common stock and issued to the employee.

12.   COMMITMENTS AND CONTINGENCIES

We are subject to the risks inherent in the ownership and operation of commercial real estate. These risks include, among others, those normally associated with changes in the general economic climate, trends in the retail industry, including creditworthiness of retailers, competition for retailers, changes in tax laws, interest rate levels, availability of financing and potential liability under environmental and other laws. In addition, while we believe our projects under construction and development will ultimately be completed, there can be no assurance that they will actually be completed, either on schedule or on budget, or, in the case of development, constructed or financed, or that they will have any particular level of success or ultimate value.

During 2003, Hartz Mountain Industries, Inc., or Hartz, filed a lawsuit seeking to enjoin the NJSEA from entering into a contract with us and Mack-Cali for the redevelopment of the Continental Airlines Arena site. In May 2004, Hartz’s contention that the NJSEA lacks statutory authority to allow retail development of its property was rejected, but the claim that the NJSEA has failed to produce requested public records was remanded to the lower court for further review. Hartz has requested the Supreme Court of New Jersey to review the decision. Several other appeals filed by Hartz and other parties remain pending, as does the lower court proceeding on Hartz’s request for public documents. In March 2005, various public and environmental interest groups filed suit in the U.S. District Court to challenge the fill permit issued by the U.S. Army Corps of Engineers. We believe that our proposal and the planned project fully comply with applicable laws, and intend to continue vigorous defense of our rights under the executed redevelopment agreement. We do not believe the pending appeals will have any material affect on the joint venture’s ability to develop the project.

We are currently neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against us, other than routine litigation and administrative proceedings arising in the ordinary course of business.

13.   NON-CASH INVESTING AND FINANCING INFORMATION

The assets and liabilities of joint venture properties consolidated upon the adoption of FIN 46 were as follows:

Net income producing properties	$2,011.1
Construction in process	311.8
Cash	109.7
Restricted Cash	22.5
Accounts notes and other receivables, net	111.0
Deferred costs and other assets, net	135.6
Mortgages, notes and loans payable	(1,818.1)
Accounts payable and other liabilities	(114.6)
Net assets at date of consolidation	$769.0

During 2004, Mills LP common units totaling 4.7 million were redeemed on a one-for-one basis for shares of TMC common stock. In June 2004, Mills LP issued 170,482 common units to purchase a parcel of land with a $7.5 million agreed value.

14.   SUBSEQUENT EVENTS

In January 2005, through a joint venture with Ivanhoe Cambridge, we acquired a 50% joint venture interest in St. Enoch Centre located in Glasgow, Scotland for $257.2 million, excluding transaction costs. The transaction was financed with a mortgage on the property of $358.7 million, of which our share was $179.3 million, and cash. The interest only loan bears interest at 5.53% and matures in April 2012.

In February 2005, the Pittsburgh Mills joint venture secured a construction loan with a total commitment of $175.0 million. The interest only loan matures in February 2008 and provides for two one-year extensions. The loan bears interest at LIBOR plus 1.65% and is fully guaranteed by us. The LIBOR margin and our guaranty are reduced as certain performance measures are achieved. (Add advance repay)

In March 2005, in connection with the $451.6 million acquisition of Southdale Center in Minneapolis, MN and Southridge Mall in Milwaukee, WI, we secured two mortgage loans. The $186.6 million Southdale loan is interest only through maturity, bears interest at 5.18%, and matures in April 2010. The $124.0 million Southridge loan is interest only through maturity, bears interest at 5.23%, and matures in April 2012.

In March 2005, we refinanced the Sawgrass mezzanine mortgage loan with an initial advance of $40.0 million that paid off the existing loan. The new loan has a total commitment of $73.8 million. The interest rate on the initial advance of $40.0 million is LIBOR plus 3.50%, while any additional proceeds bear interest at LIBOR plus 2.00%. The interest only loan matures in July 2006 and is fully guaranteed by us.

15.   UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Our summarized results of operations by quarter for 2004 and 2003 were as follows:

	Three Months Ended,
	December 31	September 30	June 30	March 31
		(Restated)	(Restated)	(Restated)
2004:
Operating revenues	$209.1	$190.2	$186.9	$98.6
Income from continuing operations	61.1	73.5	33.9	51.9
Net income	61.1	73.5	33.9	103.3
Income from continuing operations per unit:
Basic	0.72	0.97	0.38	0.67
Diluted	0.71	0.95	0.38	0.66
Net earnings per unit:
Basic	0.72	0.97	0.38	1.48
Diluted	0.71	0.95	0.38	1.45
Weighted average common units outstanding (in thousands):
Basic	64,240	64,109	63,972	63,692
Diluted	65,462	65,150	64,815	64,664

	Three Months Ended,
	December 31	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)	(Restated)
2003:
Operating revenues	$130.0	$105.4	$88.6	$76.8
Income from continuing operations	47.9	22.6	49.4	26.2
Net income	47.9	22.6	49.4	26.3
Income from continuing operations per unit:
Basic	0.31	0.66	0.71	0.37
Diluted	0.30	0.65	0.70	0.36
Net earnings per unit:
Basic	0.31	0.66	0.71	0.37
Diluted	0.30	0.65	0.70	0.36
Weighted average common units outstanding:
Basic	62,959	59,992	59,774	59,397
Diluted	64,056	60,945	60,653	60,148

*                    Results of operations for the seven quarterly periods ended September 30, 2004, were restated for the matters discussed in Note 16. The impact of the restatement on the data presented above is summarized below.

The quarterly impact of the restatement adjustments were as follows:

	Three Months Ended (unaudited)
	September 30, 2004	June 30, 2004	March 31, 2004
	(Dollars in millions, except per unit data)
Increase (decrease) in income from continuing operations:
Equity in earnings	$(1.8)	$3.9	$2.9
Capitalized interest	1.4	1.5	(0.2)
Other capitalized costs	(0.2)	(1.8)	(1.7)
Gain on sales of joint venture interests	(2.2)	8.5	0.6
Promotion funds	(0.4)	(0.4)	(0.3)
Other	2.1	(0.5)	0.1
Decrease in Mills LP income from continuing operations	$(1.1)	$11.2	$1.4
Increase (decrease) in diluted earnings per common unit from continuing operations:
Equity in earnings	$(0.03)	$0.06	$0.04
Capitalized interest	0.02	0.03	—
Other capitalized costs	—	(0.03)	(0.02)
Gain on sales of joint venture interests	(0.03)	0.13	0.01
Promotion funds	(0.01)	(0.01)	(0.01)
Other	0.03	(0.01)	—
Decrease in diluted earnings per common unit from continuing operations	$(0.02)	$0.17	$0.02

	Three Months Ended (unaudited)
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	(Dollars in millions, except per unit data)
Increase (decrease) in income from continuing operations:
Equity in earnings	$0.1	$1.6	$3.6	$1.4
Capitalized interest	(0.1)	(0.9)	(1.5)	(1.4)
Other capitalized costs	0.1	(1.1)	—	(0.4)
Gain on sales of joint venture interests	—	(8.5)	—	—
Promotion funds	(0.1)	(0.1)	(0.1)	(0.1)
Other	(0.7)	(0.1)	(1.4)	—
Decrease in Mills LP income from continuing operations	$(0.7)	$(9.1)	$0.6	$(0.5)
Increase (decrease) in diluted earnings per common unit from continuing operations:
Equity in earnings	$—	$0.03	$0.06	$0.02
Capitalized interest	—	(0.02)	(0.03)	(0.02)
Other capitalized costs	—	(0.02)	—	(0.01)
Gain on sales of joint venture interests	—	(0.14)	—	—
Promotion funds	—	—	—	—
Other	(0.02)	—	(0.02)	—
Decrease in diluted earnings per common unit from continuing operations	$(0.02)	$(0.15)	$0.01	$(0.01)

Refer to footnote 16 Restatement for a description of the significant aspects of the restatement.

16.   RESTATEMENT

We announced on February 16, 2005, that we would restate our audited financial results for the fiscal years ended December 31, 2003 and 2002, and our unaudited quarterly results for the first three quarters of 2004 to correct our accounting treatment of various items to conform with Generally Accepted Accounting Principles, or GAAP. The following describes the significant aspects of the restatement.

•       Equity in earnings.   We changed our method of computing our equity in the earnings of our joint ventures and have applied the change retroactively to the origination of our involvement in each of these joint ventures. Previously, we used an estimate of our economic ownership in the joint venture based on projected cash flows. The method reflected in the restatement allocates income to equity participants based on the terms of the respective partnership agreements upon an assumed liquidation of the joint venture at its depreciated book value as of the end of the reporting period.

•       Capitalized interest.   We changed our method for capitalizing the interest on borrowings made to fund our development and other construction projects. Previously, we capitalized interest using computed rates on excess proceeds from refinancing various loans based on an incremental interest cost approach. The amount we now capitalize is based on the stated interest rates, including amortization of deferred financing costs. The calculation includes interest costs that theoretically could have been avoided, based first on project specific borrowings then on an assumed repayment of our highest rate debt, had the underlying development and construction activities not been undertaken.

•       Other capitalized costs.   We changed our accounting for leasing and financing overhead to expense these costs as incurred to the extent of our partners’ interests in the underlying entities. We previously capitalized these costs and expensed them as the related fees were recognized. We also corrected our accounting for lease inducements to amortize them against revenue over the life of the lease.

•       Gain on sale of joint venture interests.   In the third quarter of 2003, we reported a sale of partial interests in three joint ventures and recognized an aggregate gain of $8.5 million. Due to our continuing involvement in the joint ventures, SFAS 66 precluded us from recognizing the transactions as sales in 2003. In the restatement, we recorded the sales and related gains in the second quarter of 2004 when the underlying joint venture agreements were amended to remove the terms comprising the continuing involvement.

•       Promotion funds.   Under our lease agreements, tenants are required to fund costs associated with promoting the property. The restatement reflects amounts received from tenants as “Recoveries from tenants” and the associated expenses are reflected as “Recoverable from tenants.”  These amounts had previously been presented on a net basis. Currently, revenues in excess of expenses are deferred until the associated costs are incurred and promotion costs are expensed as incurred.

•       Other.   In conjunction with the restatement, we also made adjustments to our accounting for various other miscellaneous items, including (i) calculating straight-line rent from the date the tenant takes control of the space, rather than our previous practice of recognizing rent as of lease commencement date; (ii) the correction of some purchase price adjustments; and (iii) restating gains on residual land sales from joint ventures to expense capitalized interest upon sale.

In addition, we have grossed up our income statement to no longer net certain fees and the costs incurred to earn those fees.

The following summarizes the restatement adjustments made to our condensed consolidated statements of income that were reflected in the selected financial data above, in millions, except per unit amounts. For periods prior to 2000 the restatements were effectuated through a cumulative adjustment as of January 1, 2000, of $17.1 million to TMC’s accumulated deficit and $27.0 million to Mills LP’s partners’ capital, with the difference attributable to the minority interests of Mills LP.

	Years Ended December 31,
	2003	2002
	(Dollars in millions, except per unit data)
Increase (decrease) in income from continuing operations:
Equity in earnings	$6.8	$(6.5)
Capitalized interest	(3.9)	(7.6)
Other capitalized costs	(1.4)	(2.2)
Gain on sale of joint venture interests	(8.5)	—
Promotion funds	(0.4)	(0.5)
Other	(2.3)	(0.4)
Decrease in Mills LP income from continuing operations	(9.7)	(17.2)
Increase (decrease) in diluted earnings per common unit from continuing operations:
Equity in earnings	$0.10	$(0.12)
Capitalized interest	(0.06)	(0.14)
Other capitalized costs	(0.02)	(0.04)
Gain on sale of joint venture interests	(0.14)	—
Promotion funds	—	(0.01)
Other	(0.04)	(0.01)
Decrease in diluted earnings per common unit from continuing operations	$(0.16)	$(0.32)

The following summarizes the impact of the restatement on the individual components of our consolidated statements of income and the consolidated balance sheet for the periods presented.

	Years Ended December 31,
	2003	2002
Property revenues
Minimum rent	$(0.4)	$(0.6	) (c)
Recoveries from tenants	11.7	7.9	(e)
Management fees	3.8	3.7	(f)
Other fee income	14.6	12.8	(c)(f)
Total operating revenues	29.7	23.8
Property operating expenses
Recoverable from tenants	15.9	11.7	(e)(f)
Other operating expenses	(0.5)	—	(g)
General and administrative expenses	1.4	(0.4	) (g)
Cost of fee income	16.9	15.3	(c)(f)
Depreciation and amortization	(1.0)	(0.5	) (c)
Total operating expenses	32.7	26.1
Operating income	(3.0)	(2.3)
Interest expense	(3.9)	(7.6	) (b)
Other income, net	(1.1)	(0.8	) (g)
Income before joint venture operations and minority interest in Mills LP	(8.0)	(10.7)
Gain on sales of joint venture interests	(8.5)	—	(d)
Equity in earnings of unconsolidated joint ventures	6.8	(6.5	) (a)
Mills LP net income	$(9.7)	$(17.2)

a.                  Equity in earnings

b.                 Capitalized interest

c.                  Other capitalized costs

d.                 Gain on sale of joint venture interests

e.                  Promotion funds

f.                    Income statement gross-up of fees and costs to earn those fees

g.                  Other

THE MILLS LIMITED PARTNERSHIP
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004
(Dollars in millions)

		INITIAL COST			GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD
		TO PARTNERSHIP(3)				BUILDING,
DESCRIPTION(1)	ENCUMBRANCES (2)	LAND	BUILDING, EQUIPMENT AND IMPROVEMENTS	COST CAPITALIZED SUBSEQUENTLY	LAND AND IMPROVEMENTS	EQUIPMENT AND IMPROVEMENTS (4)	TOTAL (5)(6)	ACCUMULATED DEPRECIATION (7)	YEAR ACQUIRED
Landmark Mills
Arundel Mills*	187.0	39.9	116.7	117.4	48.2	225.8	274.0	48.4	2000
Cincinnati Mills	122.0	6.5	24.7	116.4	18.8	128.8	147.6	2.5	2002
Colorado Mills*	170.0	24.6	152.9	29.6	27.5	179.6	207.1	16.6	1999
Concord Mills*	176.9	44.9	140.7	60.8	49.7	196.7	246.4	55.5	2002
Discover Mills	162.0	47.1	142.8	56.3	52.2	194.0	246.2	27.3	2001
Franklin Mills	121.7	20.1	—	198.1	31.4	186.8	218.2	83.4	1986
Grapevine Mills*	165.3	24.0	108.6	108.4	32.9	208.1	241.0	55.4	1997
Great Mall of the Bay Area*	175.0	91.1	156.3	16.2	105.7	157.9	263.6	7.6	2003
Gurnee Mills	159.4	23.8	—	219.2	44.8	198.2	243.0	87.7	1988
Katy Mills*	148.3	27.2	57.8	124.5	27.8	181.7	209.5	48.6	1999
Opry Mills	175.0	57.3	162.8	98.9	57.4	261.6	319.0	48.2	2002
Potomac Mills	183.6	8.5	—	206.0	43.4	171.1	214.5	86.5	1983
St. Louis Mills*	131.1	33.7	13.8	127.3	21.5	153.3	174.8	6.5	2003
Sawgrass Mills	326.0	23.2	52.8	241.4	28.2	289.2	317.4	92.5	1986/2001
21st Century
The Block at Orange*	135.0	14.2	110.3	45.6	25.6	144.5	170.1	42.9	1998
Broward Mall	62.1	13.1	78.3	8.7	13.1	87.0	100.1	6.7	2003
Dover Mall	59.8	24.6	55.5	7.1	24.7	62.5	87.2	5.9	2003
Esplanade	76.2	11.9	81.2	7.6	12.0	88.7	100.7	6.6	2003
Galleria at White Plains	99.3	13.0	110.3	10.7	13.0	121.0	134.0	8.3	2003
Northpark Mall	84.7	9.2	94.2	7.9	9.4	101.9	111.3	7.6	2003
The Shops at Riverside Square	65.0	10.4	77.2	2.4	21.4	68.6	90.0	5.6	2002
Westland Mall	58.8	7.1	72.3	(1.1)	9.1	69.2	78.3	2.0	2004
International
Madrid Xanadú	239.4	36.6	224.3	79.2	42.4	297.7	340.1	18.7	2003
Community Centers
Arundel Mills Marketplace*	12.3	5.8	5.1	1.3	5.8	6.4	12.2	1.0	2003
Concord Mills Marketplace	14.3	4.4	0.7	13.3	9.3	9.1	18.4	1.7	2001
Liberty Plaza	9.2	9.3	14.5	10.8	6.9	27.7	34.6	8.0	1994
Net Lease Properties	33.0	32.9	81.1	(56.6)	14.7	42.7	57.4	6.3	2000
Construction, development, and pre-construction costs	—	—	—	713.9	—	713.9	713.9	—	Various
Corporate	466.7	28.4	2.8	39.8	22.4	48.6	71.0	22.9	Various
Mainstreet Retail	7.5	—	0.5	0.4	—	0.9	0.9	0.9	1995
Totals	3,826.6	692.8	2,138.2	2,611.5	819.3	4,623.2	5,442.5	811.8

*   Joint venture properties consolidated upon adoption of FIN 46

THE MILLS CORPORATION
THE MILLS LIMITED PARTNERSHIP
NOTES TO SCHEDULE III
December 31, 2004
(Dollars in millions)

(1)   We own super-regional, retail and entertainment-oriented centers (“Landmark Mills”), regional retail and entertainment oriented centers (“21st Century”), international retail and entertainment oriented centers (“International”), community shopping centers (“Community Centers”) and a portfolio of 19 single tenant net lease properties (“Net Lease Properties”) at various locations throughout the United States.

Property Name	Metropolitan Area Served
Mills Landmark:
Arundel Mills	Baltimore, MD
Colorado Mills	Denver, CO
Concord Mills	Charlotte, NC
Cincinnati Mills	Cincinnati, OH
Discover Mills	Atlanta, GA
Franklin Mills	Philadelphia, PA
Grapevine Mills	Dallas/Ft. Worth, TX
Great Mall of the Bay Area	Silicon Valley, CA
Gurnee Mills	Gurnee, IL
Katy Mills	Houston, TX
Opry Mills	Nashville, TN
Potomac Mills	Woodbridge, VA
St. Louis Mills	St. Louis, MO
Sawgrass Mills	Ft. Lauderdale, FL
21st Century:
The Block at Orange	Los Angeles, CA
Broward Mall	Fort Lauderdale, FL
Dover Mall	Dover, DE
The Esplanade	New Orleans, LA
Galleria at White Plains	White Plains, NY
Northpark Mall	Jackson, MS
The Shops at Riverside Square	Hackensack, NJ
International:
Madrid Xanadú	Madrid, Spain
Community Centers:
Arundel Mills Marketplace	Baltimore, MD
Concord Mills Marketplace	Concord, NC
Liberty Plaza	Philadelphia, PA
Net Lease Properties	Various locations throughout the United States

(2)   See description of mortgages, notes and loans payable in Note 6 of the Notes to the Consolidated Financial Statements.

(3)   Initial cost of properties is the cost basis at the end of the calendar year for the year the asset was placed in service or, in the case of an operating property, the purchase price of the property on the date it was acquired.

(4)   Depreciation is computed based upon the following estimated lives:

Building and improvements	10 - 40 years
Land improvements	20 years
Equipments	5 - 7 years
Tenant improvements	Lesser of life of asset or term of lease

(5)   The aggregate federal tax basis of land and improvements and building, equipment and improvements is approximately $4,969.6 million at December 31, 2004 (unaudited).

(6)   In 2004, we adopted the provisions of FIN 46 and consolidated 15 previously unconsolidated joint ventures. In 2003, the Company reclassified its tenant allowances to building improvements from deferred costs and has included such amounts in Cost Capitalized Subsequent to Acquisition. At December 31, 2002, the Company reclassified 27 of its Net Lease Properties totaling $61.7 to Real estate assets held for disposition and associated encumbrances of $55.6 to Liabilities on real estate held for disposition. Accordingly, these 27 Net Lease properties have not been included in Schedule III. The properties were disposed in March 2003. These reclassifications are reflected in the following reconciliation of real estate and development assets, excluding investment in unconsolidated joint ventures and accumulated depreciation:

	2004	2003	2002
		(Restated)	(Restated)
Balance at January 1	$2,636.3	$1,521.0	$1,070.6
Acquisitions	625.1	1,101.1	417.0
Retirements/Disposed Properties	(13.3)	(7.7)	(1.8)
Transfers, net	(614.8)	—	—
Adoption of FIN 46	2,597.4	—	—
Other	211.8	21.9	35.2
Balance at December 31	$5,442.5	$2,636.3	$1,521.0

(7)   The reclassifications described in (6) above are also reflected in the following reconciliation of accumulated depreciation:

	2004	2003	2002
		(Restated)	(Restated)
Balance at January 1	$400.8	$336.4	$251.3
Additions charged to costs and expenses	174.8	65.2	74.7
Acquisitions	—	—	10.7
Transfers, net	(58.0)	—	—
Adoption of FIN 46	301.0	—	—
Removal of accumulated depreciation	(6.8)	(0.8)	(0.3)
Balance at December 31	$811.8	$400.8	$336.4

(8)   The transfers reflected in the above reconciliations, represent the net transfer of assets between consolidated and unconsolidated joint venture entities. These transfers are a result of property ownership changes throughout the year.