Form 10-Q
period 2005-06-30
MILLS LIMITED PARTNERSHIP; MILLS CORP
filed 2005-08-09
CIK 1142028, 914713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

THE MILLS CORPORATION
THE MILLS LIMITED PARTNERSHIP

(Exact name of registrants as specified in their charters)

Delaware	001-12994	52-1802283
Delaware	000-50694	52-1873369
(State or other jurisdiction of incorporation or organization)	(Commission File Numbers)	(I.R.S. Employer Identification Numbers)

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

As of August 2, 2005, 56,241,561 shares of Common Stock, par value $0.01 per share, of The Mills Corporation and 64,852,819 Common Units of limited partnership interest of The Mills Limited Partnership were outstanding.

THE MILLS CORPORATION

THE MILLS LIMITED PARTNERSHIP

FORM 10-Q

This Form 10-Q includes information with respect to both The Mills Corporation, or TMC, and The Mills Limited Partnership, or Mills LP, of which TMC is the sole general partner and in which TMC owned a 1.0% general partner interest and a 85.7% limited partner interest as of June 30, 2005.  TMC conducts all of its business and owns all of its properties through Mills LP and Mills LP’s various subsidiaries. As the general partner of Mills LP, TMC has the exclusive power to manage the business of Mills LP, subject to certain limited exceptions.  Separate financial statements and accompanying notes are provided for each of TMC and Mills LP.  Except as specifically noted otherwise, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented as a single discussion with respect to both TMC and Mills LP since TMC conducts all of its business and owns all of its properties through Mills LP and Mills LP’s various subsidiaries.

Certain matters discussed in this Form 10-Q and the information incorporated by reference herein contain “forward-looking statements” for the purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and are not guarantees of future performance.  Forward-looking statements, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “would be,” or “continue” or the negative thereof or other variations thereon or comparable terminology are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are:

•                                          the general international, national and local economic climate;

•                                          the supply and demand for retail properties;

•                                          interest rate levels and fluctuations in the exchange rates between the U.S. dollar and foreign currencies in countries where we have investments;

•                                          the availability to us of financing for our development projects or acquisition activities;

•                                          risks associated with the development, acquisition and operation of retail properties, including risks that the development of the project may not be completed on schedule or on budget, that we may not be able to lease available space to tenants at favorable rental rates, that tenants may not take occupancy or pay rent in accordance with their leases, or that development or operating costs may be greater than anticipated; and

•                                          those risks described in the section entitled “Risk Factors” in the registrants’ Form 10-K for the fiscal year ended December 31, 2004.

We undertake no duty or obligation to publicly announce any revisions to, or updates of, these forward-looking statements that may result from future events or circumstances.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Notes

THE MILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Income producing property	$5,041.8	$4,689.9
Less accumulated depreciation and amortization	(898.9)	(801.6)
Net income producing property	4,142.9	3,888.3
Construction in progress	982.6	732.9
Investment in unconsolidated joint ventures	799.2	748.4
Net real estate and development assets	5,924.7	5,369.6
Cash and cash equivalents	124.4	152.9
Restricted cash	57.8	77.0
Accounts receivable, net	220.4	253.2
Notes receivable	49.3	55.4
Deferred costs, net	165.8	167.7
Other assets	183.0	27.4
Total Assets	$6,725.4	$6,103.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages, notes and loans payable	$4,304.5	$3,826.6
Accounts payable and other liabilities	318.2	338.5
	4,622.7	4,165.1
Minority interests:
Mills LP	77.1	95.7
Consolidated joint ventures	632.8	587.9

Series B Cumulative Redeemable Preferred Stock, par value $0.01, 4,300,000 shares authorized, issued and outstanding	107.5	107.5
Series C Cumulative Redeemable Preferred Stock, par value $0.01, 3,500,000 shares authorized, issued and outstanding	87.5	87.5
Series E Cumulative Redeemable Preferred Stock, par value $0.01, 8,545,000 shares authorized, issued and outstanding	213.6	213.6
Series F Convertible Cumulative Redeemable Preferred Stock, par value $0.01, 316,250 shares authorized, issued and outstanding	316.3	316.3
Series G Cumulative Redeemable Preferred Stock, par value $0.01, 92,000 shares authorized, issued and outstanding in 2005	230.0	—
Common stock, par value $0.01, 100,000,000 shares authorized and 56,214,602 and 55,654,194 shares issued and outstanding in 2005 and 2004, respectively	0.6	0.6
Additional paid-in capital	967.2	970.5
Accumulated deficit	(524.3)	(439.1)
Accumulated other comprehensive loss	(5.6)	(2.4)
Total stockholders’ equity	1,392.8	1,254.5
Total Liabilities and Stockholders’ Equity	$6,725.4	$6,103.2

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME

(Unaudited, dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues:
Minimum rent	$114.0	$116.1	$224.6	$174.7
Percentage rent	0.7	1.2	1.2	1.7
Recoveries from tenants	54.9	55.2	106.8	85.1
Other property revenue	9.2	13.1	18.1	18.3
Management fees	3.5	0.4	6.7	4.4
Other fee income	1.6	0.5	3.4	1.1
Total operating revenues	183.9	186.5	360.8	285.3
Expenses:
Recoverable from tenants	54.0	51.2	105.1	78.5
Other operating expenses	7.8	6.0	13.9	9.7
General and administrative	13.7	9.8	24.8	17.2
Cost of fee income	5.4	14.5	10.6	16.6
Depreciation and amortization	62.1	57.1	114.2	81.8
Total operating expenses	143.0	138.6	268.6	203.8
Operating income	40.9	47.9	92.2	81.5
Other income (expense):
Interest expense	(46.0)	(43.3)	(91.2)	(64.7)
Equity in (loss) earnings of unconsolidated joint ventures	(2.0)	(1.0)	(0.1)	4.7
Minority interest in consolidated joint ventures	12.0	23.6	10.0	23.6
Foreign currency exchange losses	(15.6)	(2.4)	(26.7)	(7.4)
Other, net	8.6	0.5	23.8	3.6
(Loss) income before gains on sales of joint venture interests and minority interest in Mills LP	(2.1)	25.3	8.0	41.3
Gains on sales of joint venture interests	—	8.5	—	44.4
(Loss) income before minority interest in Mills LP	(2.1)	33.8	8.0	85.7
Mills LP minority interest, including Series D preferred unit distributions	2.4	(4.5)	2.9	(12.2)
Income from continuing operations	0.3	29.3	10.9	73.5
Cumulative effect of FIN 46 adoption, net of Mills LP minority interest	—	—	—	42.1
Net income	0.3	29.3	10.9	115.6
Preferred stock dividends	(16.9)	(9.1)	(31.6)	(18.1)
(Loss) income available to common stockholders	$(16.6)	$20.2	$(20.7)	$97.5

(Loss) earnings per common share – basic:
Continuing operations	$(0.30)	$0.38	$(0.37)	$1.05
Cumulative effect of FIN 46 adoption	—	—	—	0.80
(Loss) earnings per common share	$(0.30)	$0.38	$(0.37)	$1.85

(Loss) earnings per common share – diluted:
Continuing operations	$(0.30)	$0.38	$(0.37)	$1.04
Cumulative effect of FIN 46 adoption	—	—	—	0.79
(Loss) earnings per common share	$(0.30)	$0.38	$(0.37)	$1.83

Dividends paid per common share	$0.6275	$0.5950	$1.2225	$1.1900

Comprehensive (loss) income, net:
Net income	$0.3	$29.3	$10.9	$115.6
Change in fair value of cash flow hedges	(10.6)	15.8	2.1	11.9
Foreign currency translation	(5.1)	0.1	(5.3)	0.1
Comprehensive (loss) income, net	$(15.4)	$45.2	$7.7	$127.6

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in millions)

	Six Months Ended June 30,
	2005	2004
		(Restated)
Net cash provided by operating activities	$211.9	$64.2

Cash flows from investing activities:
Consolidation of joint ventures under FIN 46	—	109.7
Minority interest investment in consolidated joint ventures, net	33.3	(35.1)
Investment in real estate and development assets	(449.7)	(67.7)
Distributions from unconsolidated joint ventures	50.4	25.4
Proceeds from sales of joint venture interest	—	68.9
Proceeds from land sales	29.6	1.3
Acquisition of operating properties	(532.3)	(81.1)
Deferred costs and other intangibles, net	(8.0)	0.3
Net cash used in investing activities	(876.7)	21.7

Cash flows from financing activities:
Proceeds from mortgages, notes and loans payable	530.4	485.5
Repayments of mortgages, notes and loans payable	(25.8)	(395.3)
Financing costs	(7.3)	(3.5)
Change in restricted cash	19.2	3.5
Proceeds from exercise of stock options	3.7	7.9
Proceeds from preferred stock issued	222.2	—
Common and preferred dividends paid	(96.0)	(77.5)
Common and preferred distributions to Mills LP unit holders	(10.1)	(13.2)
Net cash provided by financing activities	636.3	7.4

Net (decrease) increase in cash and cash equivalents	(28.5)	93.3
Cash and cash equivalents, beginning of period	152.9	15.8
Cash and cash equivalents, end of period	$124.4	$109.1

Non-cash investing and financing activity provided in Note 8.

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

1.  ORGANIZATION

The Mills Corporation, or TMC, is a fully integrated, self-managed real estate investment trust, or REIT, that provides development, redevelopment, leasing, financing, management and marketing services to Mills LP’s properties. TMC conducts all of its business and owns all of its properties through The Mills Limited Partnership, or Mills LP, and Mills LP’s various subsidiaries. TMC is the sole general partner of Mills LP and owned a 1.0% general partner interest and a 85.7% limited partner interest in Mills LP as of June 30, 2005.  Except as otherwise required by the context, together TMC and Mills LP are referred to as “Mills,” “we,” “us” and “our.”

At June 30, 2005, we owned or had an interest in 41 retail and entertainment-oriented centers comprised of 17 super regional Mills Landmark Centers, 22 regional 21st Century Retail and Entertainment Centers and two International Retail and Entertainment Centers. Of these, five Mills Landmark Centers, nine 21st Century Retail and Entertainment Centers and one International Retail and Entertainment Center were wholly owned. We also owned three community shopping centers, a portfolio of 19 single tenant properties and other related commercial development.  Pittsburgh Mills, a Mills Landmark Center, opened in July 2005.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed, consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and our audited financial statements and related footnotes, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.

In July 2005, the Financial Accounting Standards Board issued a draft Staff Position (FSP) that would require ground rent to be expensed during construction periods rather than capitalized. If issued in its current form, it would be effective for our fourth fiscal quarter of 2005 and could reduce our earnings. The FSP is not final and is subject to a 30-day comment period.

Basis of Presentation

We consolidate the accounts of TMC, Mills LP and all subsidiaries that we control. We do not consider ourselves to be in control of an entity when major business decisions require the approval of at least one other partner. All significant intercompany transactions and balances have been eliminated in consolidation.

We also consolidate entities that are considered to be variable interest entities, or VIE, and for which we are the primary beneficiary.  The effects of the elimination of interest and fee income and expense due to intercompany transactions between consolidated entities that are less than 100% owned are attributable to us as primary beneficiary.

Minority Interest in Mills LP

TMC is the sole general partner of Mills LP and owned a 1.0% general partner interest and a 85.7% limited partner interest in Mills LP as of June 30, 2005.  Minority interest in Mills LP is comprised of Mills LP common and preferred units after eliminating TMC’s ownership units. Common minority interest is increased and decreased, respectively, for income and distributions allocated to common units not held by TMC. Periodically, TMC raises additional equity through the issuance of common or preferred stock and contributes the proceeds to Mills LP for an equivalent number of common or preferred units.  In the event of other changes in common equity, an adjustment to minority interest in Mills LP and stockholders’ equity is recorded to reflect TMC’s increased or decreased ownership in Mills LP.

At June 30, 2005 and December 31, 2004, there were 8,611,258 and 8,967,494 common limited partnership units of Mills LP, representing ownership of 13.3% and 13.9%, respectively, not held by TMC.  These units are redeemable in specified circumstances for either, at TMC’s option, cash or shares of TMC common stock on a one for one basis. This redemption right has not been considered in TMC’s computation of per share data, as it does not have a dilutive effect.

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

Earnings per share

The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Numerator:
Net income	$0.3	$29.3	$10.9	$115.6
Less preferred dividends	(16.9)	(9.1)	(31.6)	(18.1)
Adjustment to minority interest	—	0.3	—	0.1
Numerator for basic (loss) earnings per common share	(16.6)	20.5	(20.7)	97.6
Adjustment to minority interest	—	0.1	—	0.3
Numerator for diluted (loss) earnings per common share	$(16.6)	$20.6	$(20.7)	$97.9
Denominator (in thousands of shares):
Weighted average shares	56,085	53,746	55,890	52,164
Unvested restricted stock awards	(182)	(257)	(288)	(257)
Denominator for basic (loss) earnings per common share	55,903	53,489	55,602	51,907
Effect of dilutive securities:
Employee stock options and restricted stock awards	—	843	—	908
Denominator for diluted (loss) earnings per common share	55,903	54,332	55,602	52,815
Basic (loss) earnings per common share	$(0.30)	$0.38	$(0.37)	$1.85
Diluted (loss) earnings per common share	$(0.30)	$0.38	$(0.37)	$1.83

Convertible preferred stock and certain stock options are excluded from the computation of basic and diluted (loss) earnings per common share as their impact is anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income as reported	$0.3	$29.3	$10.9	$115.6
Add (deduct) stock based employee compensation:
Included in reported net income	0.9	5.3	3.5	9.2
Determined under fair value based method for all awards	(0.9)	(5.3)	(3.5)	(9.2)
Pro forma net income	$0.3	$29.3	$10.9	$115.6
Basic (loss) earnings per share:
As reported	$(0.30)	$0.38	$(0.37)	$1.85
Pro forma	$(0.30)	$0.38	$(0.37)	$1.85
Diluted (loss) earnings per share:
As reported	$(0.30)	$0.38	$(0.37)	$1.83
Pro forma	$(0.30)	$0.38	$(0.37)	$1.83

In December 2004, the Financial Accounting Standards Board issued FAS No. 123R, “Share-Based Payments.” The approach to share-based payments in FAS 123R is similar to the approach described in FAS 123 except that FAS 123R requires all share-based payments to employees, including stock options, be recognized in the income statement based on their fair values. FAS 123R must be adopted no later than the first quarter beginning after December 15, 2005. We do not expect FAS 123R to have a significant impact on our results of operations and expect to adopt its provisions effective January 1, 2006. Had we adopted FAS 123R in prior periods its impact would have approximated that of FAS 123 as detailed above.

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

Other, net

Other, net is comprised of the following income (expense) items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Interest income	$2.7	$0.4	$5.9	$3.0
Abandoned project costs	(0.8)	(1.3)	(1.3)	(2.0)
Gain on land sales – consolidated joint ventures	7.4	3.3	18.9	3.3
Gain on land sales – wholly owned	—	—	—	0.5
Other	(0.7)	(1.9)	0.3	(1.2)
	$8.6	$0.5	$23.8	$3.6

Reclassifications

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the current period presentation.

3.  ACQUISITIONS

In March 2005, we acquired Southdale Center near Minneapolis, MN and Southridge Mall near Milwaukee, WI, for $451.6 million, excluding transaction costs. The centers are included in our consolidated results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect this transaction as if the acquisition had occurred at the beginning of the period. In our opinion, all significant adjustments necessary to reflect the effects of the acquisition have been made.

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2005	2004
Operating revenues	$199.0	$370.0	$310.3
Income from continuing operations	$31.1	$10.4	$76.9
Earnings (loss) from continuing operations per common share:
Basic	$0.41	$(0.38)	$1.12
Diluted	$0.41	$(0.38)	$1.10

4.  INVESTMENTS IN JOINT VENTURES

Joint ventures are commonly used in the real estate industry to fund development and/or expansion and to diversify risk in a particular property or area.  We held joint venture interests in 27 properties as of June 30, 2005 and 26 as of December 31, 2004, as well as interests in various development and predevelopment projects. Joint venture interests are accounted for under the equity method while the venture is unconsolidated. Consolidation occurs when we gain control of the entity through the acquisition of additional partnership interests or when the entity becomes a VIE for which we are the primary beneficiary.

Equity in the income or loss of joint ventures is recorded on the equity method of accounting. We allocate income to equity participants based on the terms of the respective partnership agreements upon an assumed liquidation of the joint venture at its depreciated book value as of the end of the reporting period. Partner distributions are defined by the individual joint venture agreements. Generally, net ordinary cash flow is distributed to each partner first to pay preferences on unreturned capital balances, including cumulative unpaid preferences, and thereafter in accordance with specified residual sharing percentages. Cash flow from capital events, including refinancing and asset sales, is generally allocated first to partners in an amount equal to their unreturned capital account and thereafter in accordance with residual sharing percentages.

Basis differences in our investments in joint ventures primarily result from: the acquisition of partnership interests which are not reflected at the joint venture level; capitalized interest on the investment balance; and capitalized development and leasing costs recovered by us through fees earned during project development and construction. Basis differences are amortized over 25 years.

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

Agreements

We are committed to providing additional equity to certain of our joint ventures under development pursuant to the relevant joint venture agreements and we guarantee certain joint venture partners’ preference returns and the repayment of construction debt. Guarantees generally remain in effect until certain debt service coverage tests are met or a permanent loan is obtained, which generally occurs within two to four years after a property’s grand opening. We would be liable under the guarantees if the proceeds are insufficient to fund preference payments, the project’s construction is not completed or the construction loan is not refinanced at or before maturity. Certain of our joint venture agreements are with KanAm, a German syndicator of real estate funds with whom we have had a long standing relationship. Most of our KanAm agreements contain provisions whereby we or KanAm can require the purchase or sale of KanAm’s ownership interests.

Consolidated joint ventures

Effective March 31, 2004, we adopted the provisions of FIN 46(R), “Consolidation of Variable Interest Entities,” or FIN 46, which requires a primary beneficiary to consolidate VIEs. Pursuant to the transition provisions of FIN 46, we consolidated the assets and liabilities of the VIEs on March 31, 2004, and the operating results beginning April 1, 2004. VIE operating results were accounted for under the equity method through March 31, 2004.  The impact of the adoption at March 31, 2004, was to consolidate 15 joint ventures with net assets totaling $985.3 million and to record a minority interest liability of $492.7 million representing the equity interests of our partners in these ventures. A cumulative effect adjustment to earnings of $42.1 million, net of minority interest of $9.3 million, was also recorded reflecting additional capitalized interest as if the entities had been consolidated during their respective construction periods. Had we adopted FIN 46 retroactively, income from continuing operations for the three months ended March 31, 2004, would have been $21.2 million ($0.68 per diluted share).  For the three months ended March 31, 2004 equity in the earnings of these ventures amounted to $8.2 million.

The equity interests in our consolidated joint ventures that are not owned by us are classified as minority interest in consolidated joint ventures in our consolidated financial statements.  Included in our net income is the attribution to us, as primary beneficiary, of the effects of the elimination of interest and fees. For the three and six months ended June 30, 2005, such amount included development fees of $11.7 million and $14.2 million, respectively, and $16.2 million for the three and six months ended June 30, 2004.  Included in the second fiscal quarter of 2005 was $10.9 million of attribution of fees associated with our Meadowlands Xanadu joint venture. This was principally the result of an amendment to our fee agreements with our partner made in connection with revisions to the project development budget.  The amendment was executed during the quarter. Net of the cost of the fee income, the Meadowlands Xanadu fee contributed $10.1 million to our income from continuing operations before our minority interest in Mills LP in 2005. Distributions paid to or contributions received from our consolidated joint ventures are reflected as minority interest, net in our consolidated statement of cash flows.

Our consolidated operating property joint ventures are primarily financed through third party mortgages collateralized by their respective operating property.  The creditors of such ventures do not have recourse to our general credit, except to the extent we have guaranteed the joint venture’s debt.  At June 30, 2005, our consolidated joint ventures had mortgages aggregating $1,735.4 million which are included in mortgages, notes and other loans payable in our consolidated balance sheet.  Of this amount, we guaranteed $408.1 million. The carrying value of the related collateral, at June 30, 2005, aggregated $2,232.0 million and is classified in the net real estate and development assets section of our consolidated balance sheet.

In February 2005, the Pittsburgh Mills joint venture secured a construction loan with a total commitment of $175.0 million.  The interest only loan matures in February 2008 and provides for two one-year extensions.  The loan bears interest at LIBOR plus 1.65% and is fully guaranteed by us.  The LIBOR margin and our guaranty are reduced as certain performance measures are achieved.

In June 2005, the Meadowlands Xanadu joint venture closed on its ground lease.  The $160.0 million of prepaid ground rent is classified as other assets in our consolidated balance sheet.

Unconsolidated joint ventures

As of June 30, 2005, preference returns to the joint venture partners were current and we had guaranteed repayment of $114.4 million of unconsolidated joint venture debt and unconsolidated joint venture letters of credit of $2.1 million.  We would be required to guarantee an additional $1.9 million if the unconsolidated joint ventures borrow up to the total loan commitments.  We are also contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District (“City”). The remaining aggregate amount of the special tax assessment is $10.4 million and will be collected through 2020 to fund debt service on bonds issued by the City.

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

In January 2005, through a joint venture with Ivanhoe Cambridge, we acquired a 50% joint venture interest in St. Enoch Centre located in Glasgow, Scotland for $257.2 million, excluding transaction costs.  The total transaction was financed with cash and a mortgage on the property of $358.7 million, of which our share was $179.3 million.  The interest only loan bears interest at 5.53% and matures in April 2012.

In June 2005, the mortgage loan cross collateralized by Hilltop Mall, Lakeforest Mall and Marley Station was repaid with the proceeds from individual mortgages on the properties.

Condensed combined financial statements of our unconsolidated joint ventures follow:

CONDENSED COMBINED BALANCE SHEETS:	June 30, 2005	December 31, 2004
Assets:
Net income producing property	$2,858.4	$2,379.2
Construction in progress	168.2	138.9
Cash and cash equivalents	72.4	45.7
Restricted cash	6.7	6.7
Accounts and notes receivable, net	72.5	74.1
Deferred costs and other assets, net	113.4	122.5
Total assets	$3,291.6	$2,767.1
Liabilities and Partners’ Equity:
Debt	$2,607.4	$2,162.6
Other liabilities*	124.5	132.1
Partners’ capital	559.7	472.4
Total liabilities and partners’ equity	$3,291.6	$2,767.1

* Includes amounts due to Mills.

CONDENSED COMBINED RESULTS OF OPERATIONS:	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenue:
Minimum rent	$63.9	$12.0	$126.8	$81.3
Other property revenue	39.7	7.8	78.9	50.6
Total operating revenues	103.6	19.8	205.7	131.9
Expenses:
Property operating expenses	33.1	5.9	67.7	44.4
Depreciation and amortization	27.3	4.5	52.8	38.8
Total operating expenses	60.4	10.4	120.5	83.2
Operating income	43.2	9.4	85.2	48.7
Other income (expense):
Interest expense	(33.6)	(8.2)	(64.7)	(41.5)
Other, net	0.6	(2.3)	1.1	2.7
Net income (loss)	$10.2	$(1.1)	$21.6	$9.9
Mills equity in net income (loss)*	$4.5	$0.1	$10.0	$8.4

* Excludes $6.5 million and $1.1 million of amortization expense related to our investment balances in excess of the book value of the joint ventures for the three months ended June 30, 2005 and 2004, respectively, and $10.1 million and $3.7 million for the six months ended June 30, 2005 and 2004, respectively.

Significant accounting policies used by our unconsolidated joint ventures are consistent with ours.

The results of unconsolidated joint venture operations for the three and six months ended June 30, 2005 include the results of St. Enoch Centre since the date we purchased our interest.  The results of unconsolidated joint venture operations for the six months ended June 30, 2004, include certain joint ventures that were consolidated on March 31, 2004, as a result of the adoption of FIN 46.

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

5. MORTGAGES, NOTES AND LOANS PAYABLE

At June 30, 2005, we had $606.4 million (net of letters of credit totaling $25.6 million) available under our $1,000.0 million unsecured line of credit.

In March 2005, in connection with the acquisition of Southdale Center and Southridge Mall, we obtained two interest only mortgage loans and refinanced the Sawgrass mezzanine mortgage loan. The new Sawgrass loan has a total commitment of $73.8 million.

6. COMMITMENTS AND CONTINGENCIES

We are subject to the risks inherent in the ownership and operation of commercial real estate. These risks include, among others, those normally associated with changes in the general economic climate, trends in the retail industry, including the credit worthiness of retailers, competition for retailers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws.

Since March 2003, various legal actions have been taken in federal and state jurisdictions to stop work on the Meadowlands Xanadu project. Most challenge various approvals and permits we received from various New Jersey state governmental agencies allowing us to proceed with the development. In one case a tenant of the New Jersey Sports and Exposition Authority contends that the project is in violation of its existing lease. We believe that our proposal and the planned project fully comply with applicable laws, and intend to continue our vigorous defense of our rights under the executed redevelopment agreement and ground lease. We do not believe that the pending appeals or federal and state trial court litigations will have any material affect on our ability to develop the project.

In addition to the foregoing, we are subject to routine litigation and administrative proceedings arising in the ordinary course of business. We do not consider such routine matters to be material to us.

7. CAPITAL STOCK

In May 2005, TMC sold 9,200,000 depositary shares each representing 1/100 of a share of 7.875% Series G Cumulative Redeemable Preferred Stock. Each share has a par value of $.01 and a liquidation preference of $2,500. Net proceeds of $222.2 million were contributed to Mills LP in exchange for preferred units with economic terms substantially identical to the Series G preferred stock. The net proceeds were used to reduce borrowings under our line of credit.  TMC may redeem the Series G preferred stock on or after May 17, 2010, at the liquidation preference. Holders of Series G preferred stock will have limited voting rights if dividends are not paid for six or more quarterly periods and in certain other events.

8.  NON-CASH INVESTING AND FINANCING INFORMATION

The assets and liabilities of joint venture properties consolidated upon the adoption of FIN 46 on March 31, 2004 were as follows:

Net income producing property	$2,011.1
Construction in progress	311.8
Cash and cash equivalents	109.7
Restricted cash	22.5
Accounts, notes and other receivables, net	111.0
Deferred costs and other intangibles, net	135.6
Mortgages, notes and loans payable	(1,818.1)
Accounts payable and other liabilities	(114.6)
Net assets at date of consolidation	$769.0

During the six months ended June 30, 2005 and 2004, Mills LP common units totaling 0.4 million and 3.4 million, respectively, were redeemed on a one-for-one basis for shares of TMC common stock.

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

9. DIVIDENDS DECLARED

We declared the following dividends during the six months ended June 30, 2005.

Per Share
Declared May 18, 2005; record date July 22, 2005; paid August 1, 2005:
Common stock	$0.6275
Series B preferred stock	$0.5625
Series C preferred stock	$0.5625
Series E preferred stock	$0.5469
Series F preferred stock	$16.8750
Series G preferred stock	$42.1094

Declared February 15, 2005; record date April 22, 2005; paid May 2, 2005:
Common stock	$0.6275
Series B preferred stock	$0.5625
Series C preferred stock	$0.5625
Series E preferred stock	$0.5469
Series F preferred stock	$16.8750

With respect to the Series F preferred stock, we paid a penalty of $0.708 per share and $0.903 per share on August 1, 2005 and May 2, 2005, respectively, in accordance with the registration rights agreement. As of June 20, 2005, we ceased to incur penalties under the agreement.

10. RESTATEMENT

As more fully described in Notes 15 and 16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, our unaudited quarterly results for the first three quarters of 2004 were restated to correct our accounting treatment of various items to conform to GAAP and our adoption of FIN 46. Amounts presented for the three and six months ended June 30, 2004 have been restated accordingly.

THE MILLS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per unit data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Income producing property	$5,041.8	$4,689.9
Less accumulated depreciation and amortization	(898.9)	(801.6)
Net income producing property	4,142.9	3,888.3
Construction in progress	982.6	732.9
Investment in unconsolidated joint ventures	799.2	748.4
Net real estate and development assets	5,924.7	5,369.6
Cash and cash equivalents	124.4	152.9
Restricted cash	57.8	77.0
Accounts receivable, net	220.4	253.2
Notes receivable	49.3	55.4
Deferred costs, net	165.8	167.7
Other assets	183.0	27.4
Total Assets	$6,725.4	$6,103.2

LIABILITIES AND PARTNERS’ CAPITAL
Mortgages, notes and loans payable	$4,304.5	$3,826.6
Accounts payable and other liabilities	318.2	338.5
	4,622.7	4,165.1

Minority interests in consolidated joint ventures	632.8	587.9

Series B Cumulative Redeemable Preferred Units, liquidation value $25.00 per unit, 4,300,000 units issued and outstanding	107.5	107.5
Series C Cumulative Redeemable Preferred Units, liquidation value $25.00 per unit, 3,500,000 units issued and outstanding	87.5	87.5
Series D Cumulative Redeemable Preferred Units, liquidation value $25.00 per unit, 400,000 units issued and outstanding	10.0	10.0
Series E Cumulative Redeemable Preferred Units, liquidation value $25.00 per unit, 8,545,000 units issued and outstanding	213.6	213.6
Series F Convertible Cumulative Redeemable Preferred Units, liquidation value $1,000.00 per unit, 316,250 units issued and outstanding	316.3	316.3
Series G Cumulative Redeemable Preferred Units, liquidation value $2,500.00 per unit, 92,000 units issued and outstanding	230.0	—
General partner’s capital	5.1	6.3
Limited partners’ capital	505.5	611.4
Accumulated other comprehensive loss	(5.6)	(2.4)
Total partners’ capital	1,469.9	1,350.2
Total Liabilities and Partners’ Capital	$6,725.4	$6,103.2

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME

(Unaudited, dollars in millions, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues:
Minimum rent	$114.0	$116.1	$224.6	$174.7
Percentage rent	0.7	1.2	1.2	1.7
Recoveries from tenants	54.9	55.2	106.8	85.1
Other property revenue	9.2	13.1	18.1	18.3
Management fees	3.5	0.4	6.7	4.4
Other fee income	1.6	0.5	3.4	1.1
Total operating revenues	183.9	186.5	360.8	285.3
Expenses:
Recoverable from tenants	54.0	51.2	105.1	78.5
Other operating expenses	7.8	6.0	13.9	9.7
General and administrative	13.7	9.8	24.8	17.2
Cost of fee income	5.4	14.5	10.6	16.6
Depreciation and amortization	62.1	57.1	114.2	81.8
Total operating expenses	143.0	138.6	268.6	203.8
Operating income	40.9	47.9	92.2	81.5
Other income (expense):
Interest expense	(46.0)	(43.3)	(91.2)	(64.7)
Equity in (loss) earnings of unconsolidated joint ventures	(2.0)	(1.0)	(0.1)	4.7
Minority interest in consolidated joint ventures	12.0	23.6	10.0	23.6
Foreign currency exchange losses	(15.6)	(2.4)	(26.7)	(7.4)
Other, net	8.6	0.5	23.8	3.6
(Loss) income before gains on sales of joint venture interests	(2.1)	25.3	8.0	41.3
Gains on sales of joint venture interests	—	8.5	—	44.4
(Loss) income from continuing operations	(2.1)	33.8	8.0	85.7
Cumulative effect of FIN 46 adoption, net of minority interest in Mills LP	—	—	—	51.4
Net (loss) income	(2.1)	33.8	8.0	137.1
Preferred unit distributions	(17.2)	(9.3)	(32.1)	(18.5)
(Loss) income available to common unit holders	$(19.3)	$24.5	$(24.1)	$118.6

(Loss) earnings per common unit – basic:
Continuing operations	$(0.30)	$0.38	$(0.37)	$1.05
Cumulative effect of FIN 46 adoption	—	—	—	0.80
(Loss) earnings per common unit	$(0.30)	$0.38	$(0.37)	$1.85

(Loss) earnings per common unit – diluted:
Continuing operations	$(0.30)	$0.38	$(0.37)	$1.04
Cumulative effect of FIN 46 adoption	—	—	—	0.79
(Loss) earnings per common unit	$(0.30)	$0.38	$(0.37)	$1.83

Dividends paid per common unit	$0.6275	$0.5950	$1.2225	$1.1600

Comprehensive (loss) income, net:
Net (loss) income	$(2.1)	$33.8	$8.0	$137.1
Change in fair value of cash flow hedges	(10.6)	15.8	2.1	11.9
Foreign currency translation	(5.1)	0.1	(5.3)	0.1
Comprehensive (loss) income, net	$(17.8)	$49.7	$4.8	$149.1

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in millions)

	Six Months Ended June 30,
	2005	2004
		(Restated)
Net cash provided by operating activities	$211.9	$64.2

Cash Flows From Investing Activities:
Consolidation of joint ventures under FIN 46	—	109.7
Minority interest investment in consolidated joint ventures, net	33.3	(35.1)
Investment in real estate and development assets	(449.7)	(67.7)
Distributions from unconsolidated joint ventures	50.4	25.4
Proceeds from sales of joint venture interest	—	68.9
Proceeds from land sales	29.6	1.3
Acquisition of operating properties	(532.3)	(81.1)
Deferred costs and other intangibles, net	(8.0)	0.3
Net cash used in investing activities	(876.7)	21.7

Cash Flows From Financing Activities:
Proceeds from mortgages, notes and loans payable	530.4	485.5
Repayments of mortgages, notes and loans payable	(25.8)	(395.3)
Financing costs	(7.3)	(3.5)
Change in restricted cash	19.2	3.5
Proceeds from exercise of stock options	3.7	7.9
Proceeds from preferred units issued	222.2	—
Common and preferred distributions paid	(106.1)	(90.7)
Net cash provided by financing activities	636.3	7.4

Net increase (decrease) in cash and cash equivalents	(28.5)	93.3
Cash and cash equivalents, beginning of period	152.9	15.8
Cash and cash equivalents, end of period	$124.4	$109.1

Non-cash investing and financing activity provided in Note 8.

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

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

Mills LP’s general partner is The Mills Corporation, or TMC, a fully integrated, self-managed real estate investment trust, or REIT, that provides development, redevelopment, leasing, financing, management and marketing services to its properties.  TMC conducts all of its business and owns all of its properties through Mills LP and Mills LP’s various subsidiaries. At June 30, 2005, TMC owned a 1.0% general partner interest and a 85.7% limited partnership interest in Mills LP.

Except as otherwise required by the context, together TMC and Mills LP are referred to as “Mills,” “we,” “us” and “our.”

At June 30, 2005, we owned or had an interest in 41 retail and entertainment-oriented centers comprised of 17 super regional Mills Landmark Centers, 22 regional 21st Century Retail and Entertainment Centers and two International Retail and Entertainment Centers. Of these, five Mills Landmark Centers, nine 21st Century Retail and Entertainment Centers and one International Retail and Entertainment Center were wholly owned. We also owned three community shopping centers, a portfolio of 19 single tenant properties and other related commercial development.  Pittsburgh Mills, a Mills Landmark Center, opened in July 2005.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed, consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and our audited financial statements and related footnotes, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.

In July 2005, the Financial Accounting Standards Board issued a draft Staff Position (FSP) that would require ground rent to be expensed during construction periods rather than capitalized. If issued in its current form, it would be effective for our fourth fiscal quarter of 2005 and could reduce our earnings. The FSP is not final and is subject to a 30-day comment period.

Basis of Presentation

We consolidate the accounts of Mills LP and all subsidiaries that we control. We do not consider ourselves to be in control of an entity when major business decisions require the approval of at least one other partner. All significant intercompany transactions and balances have been eliminated in consolidation.

We also consolidate entities that are considered to be variable interest entities, or VIE, and for which we are the primary beneficiary.  The effects of the elimination of interest and fee income and expense due to intercompany transactions between consolidated entities that are less than 100% owned are attributable to us as primary beneficiary.

THE MILLS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

Earnings per unit

The following table sets forth the computation of basic and diluted (loss) earnings per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Numerator:
Net (loss) income	$(2.1)	$33.8	$8.0	$137.1
Less preferred distributions	(17.2)	(9.3)	(32.1)	(18.5)
Numerator for diluted (loss) earnings per common unit	$(19.3)	$24.5	$(24.1)	$118.6
Denominator (in thousands of units):
Weighted average units	64,765	64,229	64,713	64,063
Unvested restricted stock awards	(182)	(257)	(288)	(257)
Denominator for basic (loss) earnings per common unit	64,583	63,972	64,425	63,806
Effect of dilutive securities:
Employee stock options and restricted stock awards	—	843	—	907
Denominator for diluted (loss) earnings per common unit	64,583	64,815	64,425	64,713
Basic (loss) earnings per common unit	$(0.30)	$0.38	$(0.37)	$1.85
Diluted (loss) earnings per common unit	$(0.30)	$0.38	$(0.37)	$1.83

Convertible preferred units and certain stock options are excluded from the computation of basic and diluted (loss) earnings per common unit as their impact is anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net (loss) income as reported	$(2.1)	$33.8	$8.0	$137.1
Stock based employee compensation included in reported net income	0.9	5.3	3.5	9.2
Stock based employee compensation determined under fair value based method for all awards	(0.9)	(5.3)	(3.5)	(9.2)
Pro forma net (loss) income	$(2.1)	$33.8	$8.0	$137.1
Basic (loss) earnings per unit:
As reported	$(0.30)	$0.38	$(0.37)	$1.85
Pro forma	$(0.30)	$0.38	$(0.37)	$1.85
Diluted (loss) earnings per unit:
As reported	$(0.30)	$0.38	$(0.37)	$1.83
Pro forma	$(0.30)	$0.38	$(0.37)	$1.83

In December 2004, the Financial Accounting Standards Board issued FAS No. 123R, “Share-Based Payments.” The approach to share-based payments in FAS 123R is similar to the approach described in FAS 123 except that FAS 123R requires all share-based payments to employees, including stock options, be recognized in the income statement based on their fair values. FAS 123R must be adopted no later than the first quarter beginning after December 15, 2005. We do not expect FAS 123R to have a significant impact on our results of operations and expect to adopt its provisions effective January 1, 2006. Had we adopted FAS 123R in prior periods its impact would have approximated that of FAS 123 as detailed above.

THE MILLS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

Other, net

Other, net is comprised of the following income (expense) items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Interest income	$2.7	$0.4	$5.9	$3.0
Abandoned project costs	(0.8)	(1.3)	(1.3)	(2.0)
Gain on land sales – consolidated joint ventures	7.4	3.3	18.9	3.3
Gain on land sales – wholly owned	—	—	—	0.5
Other	(0.7)	(1.9)	0.3	(1.2)
	$8.6	$0.5	$23.8	$3.6

Reclassifications

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the current period presentation.

3.  ACQUISITIONS

In March 2005, we acquired Southdale Center near Minneapolis, MN and Southridge Mall near Milwaukee, WI, for $451.6 million, excluding transaction costs. The centers are included in our consolidated results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect this transaction as if the acquisition had occurred at the beginning of the period. In our opinion, all significant adjustments necessary to reflect the effects of the acquisition have been made.

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2005	2004
Operating revenues	$199.0	$370.0	$310.3
Income from continuing operations	$35.9	$10.7	$89.9
Earnings (loss) from continuing operations per common unit:
Basic	$0.41	$(0.38)	$1.12
Diluted	$0.41	$(0.38)	$1.10

4.  INVESTMENTS IN JOINT VENTURES

Joint ventures are commonly used in the real estate industry to fund development and/or expansion and to diversify risk in a particular property or area.  We held joint venture interests in 27 properties as of June 30, 2005 and 26 as of December 31, 2004, as well as interests in various development and predevelopment projects. Joint venture interests are accounted for under the equity method while the venture is unconsolidated. Consolidation occurs when we gain unilateral control of the entity through the acquisition of additional partnership interests or when the entity becomes a VIE for which we are the primary beneficiary.

Equity in the income or loss of joint ventures is recorded on the equity method of accounting. We allocate income to equity participants based on the terms of the respective partnership agreements upon an assumed liquidation of the joint venture at its depreciated book value as of the end of the reporting period. Partner distributions are defined by the individual joint venture agreements. Generally, net ordinary cash flow is distributed to each partner first to pay preferences on unreturned capital balances, including cumulative unpaid preferences, and thereafter in accordance with specified residual sharing percentages. Cash flow from capital events, including refinancing and asset sales, is generally allocated first to partners in an amount equal to their unreturned capital account and thereafter in accordance with residual sharing percentages.

Basis differences in our investments in joint ventures primarily result: from the acquisition of partnership interests which are not reflected at the joint venture level; capitalized interest on the investment balance; and capitalized development and leasing costs recovered by us through fees earned during project development and construction. Basis differences are amortized over 25 years.

THE MILLS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

Agreements

We are committed to providing additional equity to certain of our joint ventures under development pursuant to the relevant joint venture agreements and we guarantee certain joint venture partners’ preference returns and the repayment of construction debt. Guarantees generally remain in effect until certain debt service coverage tests are met or a permanent loan is obtained, which generally occurs within two to four years after a property’s grand opening. We would be liable under the guarantees if the proceeds are insufficient to fund preference payments, the project’s construction is not completed or the construction loan is not refinanced at or before maturity. Certain of our joint venture agreements are with KanAm, a German syndicator of real estate funds with whom we have had a long standing relationship. Most of our KanAm agreements contain provisions whereby we or KanAm can require the purchase or sale of KanAm’s ownership interests.

Consolidated joint ventures

Effective March 31, 2004, we adopted the provisions of FIN 46(R), “Consolidation of Variable Interest Entities,” or FIN 46, which requires a primary beneficiary to consolidate VIEs. Pursuant to the transition provisions of FIN 46, we consolidated the assets and liabilities of the VIEs on March 31, 2004, and the operating results beginning April 1, 2004. VIE operating results were accounted for under the equity method through March 31, 2004.  The impact of the adoption at March 31, 2004, was to consolidate 15 joint ventures with net assets totaling $985.3 million and to record a minority interest liability of $492.7 million representing the equity interests of our partners in these ventures. A cumulative effect adjustment to earnings of $51.4 million, was also recorded reflecting additional capitalized interest as if the entities had been consolidated during their respective construction periods. Had we adopted FIN 46 retroactively, income from continuing operations for the three months ended March 31, 2004, would have been $53.0 million ($0.68 per diluted unit).  For the three months ended March 31, 2004 equity in the earnings of these ventures amounted to $8.2 million.

The equity interests in our consolidated joint ventures that are not owned by us are classified as minority interest in consolidated joint ventures in our consolidated financial statements.  Included in our net income is the attribution to us, as primary beneficiary, of the effects of the elimination of interest and fees. For the three and six months ended June 30, 2005, such amount included development fees of $11.7 million and $14.2 million, respectively, and $16.2 million for the three and six months ended June 30, 2004.  Net of the second fiscal quarter of 2005 was $10.9 million of attribution of fees associated with our Meadowlands Xanadu joint venture. This was principally the result of an amendment to our fee agreements with our partner made in connection with revisions to the project development budget.  The amendment was executed during the quarter. Including the cost of the fee income, the Meadowlands Xanadu fee contributed $10.1 million to our income from continuing operations in 2005. Distributions paid to or contributions received from our consolidated joint ventures are reflected as minority interest, net in our consolidated statement of cash flows.

Our consolidated operating property joint ventures are primarily financed through third party mortgages collateralized by their respective operating property.  The creditors of such ventures do not have recourse to our general credit, except to the extent we have guaranteed the joint venture’s debt.  At June 30, 2005, our consolidated joint ventures had mortgages aggregating $1,735.4 million which are included in mortgages, notes and other loans payable in our consolidated balance sheet.  Of this amount, we guaranteed $408.1 million. The carrying value of the related collateral, at June 30, 2005, aggregated $2,232.0 million and is classified in the net real estate and development assets section of our consolidated balance sheet.

In February 2005, the Pittsburgh Mills joint venture secured a construction loan with a total commitment of $175.0 million.  The interest only loan matures in February 2008 and provides for two one-year extensions.  The loan bears interest at LIBOR plus 1.65% and is fully guaranteed by us.  The LIBOR margin and our guaranty are reduced as certain performance measures are achieved.

In June 2005, the Meadowlands Xanadu joint venture closed on its ground lease.  The $160.0 million of prepaid ground rent is classified as other assets in our consolidated balance sheet.

Unconsolidated joint ventures

As of June 30, 2005, preference returns to the joint venture partners were current and we had guaranteed repayment of $114.4 million of unconsolidated joint venture debt and unconsolidated joint venture letters of credit of $2.1 million.  We would be required to guarantee an additional $1.9 million if the unconsolidated joint ventures borrow up to the total loan commitments.  We are also contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District (“City”). The remaining aggregate amount of the special tax assessment is $10.4 million and will be collected through 2020 to fund debt service on bonds issued by the City.

THE MILLS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

In January 2005, through a joint venture with Ivanhoe Cambridge, we acquired a 50% joint venture interest in St. Enoch Centre located in Glasgow, Scotland for $257.2 million, excluding transaction costs.  The total transaction was financed with cash and mortgage on the property of $358.7 million, of which our share was $179.3 million.  The interest only loan bears interest at 5.53% and matures in April 2012.

In June 2005, the mortgage loan cross collateralized by Hilltop Mall, Lakeforest Mall and Marley Station was repaid with the proceeds from individual mortgages on the properties.

Condensed combined financial statements of our unconsolidated joint ventures follow:

CONDENSED COMBINED BALANCE SHEETS:

	June 30, 2005	December 31, 2004
Assets:
Net income producing property	$2,858.4	$2,379.2
Construction in progress	168.2	138.9
Cash and cash equivalents	72.4	45.7
Restricted cash	6.7	6.7
Accounts and notes receivable, net	72.5	74.1
Deferred costs and other assets, net	113.4	122.5
Total assets	$3,291.6	$2,767.1
Liabilities and Partners’ Equity:
Debt	$2,607.4	$2,162.6
Other liabilities*	124.5	132.1
Partners’ capital	559.7	472.4
Total liabilities and partners’ equity	$3,291.6	$2,767.1

* Includes amounts due to Mills.

CONDENSED COMBINED RESULTS OF OPERATIONS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenue:
Minimum rent	$63.9	$12.0	$126.8	$81.3
Other property revenue	39.7	7.8	78.9	50.6
Total operating revenues	103.6	19.8	205.7	131.9
Expenses:
Property operating expenses	33.1	5.9	67.7	44.4
Depreciation and amortization	27.3	4.5	52.8	38.8
Total operating expenses	60.4	10.4	120.5	83.2
Operating income	43.2	9.4	85.2	48.7
Other income (expense):
Interest expense	(33.6)	(8.2)	(64.7)	(41.5)
Other, net	0.6	(2.3)	1.1	2.7
Net income (loss)	$10.2	$(1.1)	$21.6	$9.9
Mills equity in net income (loss)*	$4.5	$0.1	$10.0	$8.4

* Excludes $6.5 million and $1.1 million of amortization expense related to our investment balances in excess of the book value of the joint ventures for the three months ended June 30, 2005 and 2004, respectively, and $10.1 million and $3.7 million for the six months ended June 30, 2005 and 2004, respectively.

Significant accounting policies used by our unconsolidated joint ventures are consistent with ours.

The results of unconsolidated joint venture operations for the three and six months ended June 30, 2005 include the results of St. Enoch Centre since the date we purchased our interest.  The results of unconsolidated joint venture operations for the six months ended June 30, 2004, include certain joint ventures that were consolidated on March 31, 2004, as a result of the adoption of FIN 46.

THE MILLS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

5. MORTGAGES, NOTES AND LOANS PAYABLE

At June 30, 2005, we had $606.4 million (net of letters of credit totaling $25.6 million) available under our $1,000.0 million unsecured line of credit.

In March 2005, in connection with the acquisition of Southdale Center and Southridge Mall, we obtained two interest only mortgage loans and refinanced the Sawgrass mezzanine mortgage loan. The new Sawgrass loan has a total commitment of $73.8 million.

6. COMMITMENTS AND CONTINGENCIES

We are subject to the risks inherent in the ownership and operation of commercial real estate. These risks include, among others, those normally associated with changes in the general economic climate, trends in the retail industry, including the credit worthiness of retailers, competition for retailers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws.

Since March 2003, various legal actions have been taken in federal and state jurisdictions to stop work on the Meadowlands Xanadu project. Most challenge various approvals and permits we received from various New Jersey state governmental agencies allowing us to proceed with the development. In one case a tenant of the New Jersey Sports and Exposition Authority contends that the project is in violation of its existing lease. We believe that our proposal and the planned project fully comply with applicable laws, and intend to continue our vigorous defense of our rights under the executed redevelopment agreement and ground lease. We do not believe that the pending appeals or federal and state trial court litigations will have any material affect on our ability to develop the project.

In addition to the foregoing, we are subject to routine litigation and administrative proceedings arising in the ordinary course of business. We do not consider such routine matters to be material to us.

7. PREFERRED UNITS

In May 2005, TMC sold 9,200,000 depositary shares each representing 1/100 of a share of 7.875% Series G Cumulative Redeemable Preferred Stock. Each share has a par value of $.01 and a liquidation preference of $2,500. Net proceeds of $222.2 million were contributed to Mills LP in exchange for preferred units with economic terms substantially identical to the Series G preferred stock. The net proceeds were used to reduce borrowings under our line of credit.  TMC may redeem the Series G preferred stock on or after May 17, 2010, at the liquidation preference. Holders of Series G preferred stock will have limited voting rights if dividends are not paid for six or more quarterly periods and in certain other events.

8.  NON-CASH INVESTING AND FINANCING INFORMATION

The assets and liabilities of joint venture properties consolidated upon the adoption of FIN 46 on March 31, 2004 were as follows:

Net income producing property	$2,011.1
Construction in progress	311.8
Cash	109.7
Restricted cash	22.5
Accounts, notes and other receivables, net	111.0
Deferred costs and other intangibles, net	135.6
Mortgages, notes and loans payable	(1,818.1)
Accounts payable and other liabilities	(114.6)
Net assets at date of consolidation	$769.0

During the six months ended June 30, 2005 and 2004, Mills LP common units totaling 0.4 million and 3.4 million, respectively, were redeemed on a one-for-one basis for shares of TMC common stock.

THE MILLS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

9. DISTRIBUTIONS DECLARED

We declared the following distributions during the six months ended June 30, 2005.

Per Unit
Declared May 18, 2005; record date July 22, 2005; paid August 1, 2005:
Common unit	$0.6275
Series B preferred unit	$0.5625
Series C preferred unit	$0.5625
Series D preferred unit	$0.5469
Series E preferred unit	$0.5469
Series F preferred unit	$16.8750
Series G preferred unit	$42.1094

Declared February 15, 2005; record date April 22, 2005; paid May 2, 2005:
Common unit	$0.6275
Series B preferred unit	$0.5625
Series C preferred unit	$0.5625
Series D preferred unit	$0.5469
Series E preferred unit	$0.5469
Series F preferred unit	$16.8750

With respect to the Series F preferred units, we paid a penalty of $0.708 per unit and $0.903 per unit on August 1, 2005 and May 2, 2005, respectively, in accordance with the registration rights agreement. As of June 20, 2005, we ceased to incur penalties under the agreement.

10. RESTATEMENT

As more fully described in Notes 15 and 16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, our unaudited quarterly results for the first three quarters of 2004 were restated to correct our accounting treatment of various items to conform to GAAP and our adoption of FIN 46. Amounts presented for the three and six months ended June 30, 2004 have been restated accordingly.

THE MILLS CORPORATION

THE MILLS LIMITED PARTNERSHIP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes the financial condition and results of operations of both The Mills Corporation, or TMC, and The Mills Limited Partnership, or Mills LP, of which TMC is the sole general partner and in which TMC owned a 1.0% general partner interest and an 85.7% limited partner interest as of June 30, 2005.  TMC conducts all of its business and owns all of its properties through Mills LP and Mills LP’s various subsidiaries. As the general partner of Mills LP, TMC has the exclusive power to manage the business of Mills LP, subject to certain limited exceptions.

Except as otherwise required by the context, together TMC and Mills LP are referred to as “Mills,” “we,” “us” and “our.”

This discussion should be read together with TMC’s and Mills LP’s consolidated financial statements and related notes included elsewhere in this report. Forward-looking statements contained herein are based on current expectations and assumptions that are subject to risks and uncertainties. These forward-looking statements are based on current expectations and are not guarantees of future performance.  Such forward-looking statements include, among others, statements regarding development and construction costs, lease expirations and extension of loan maturity dates. Actual results could differ materially because of factors discussed under “Item 1. Business – Risk Factors” contained in our 2004 Annual Report on Form 10-K.

Critical Accounting Policies

Our 2004 Annual Report on Form 10-K contains a discussion of critical accounting policies that include consolidation, revenue recognition, REIT status, acquisition and impairment of real estate assets, equity method of accounting for unconsolidated joint ventures, foreign currency translation and cost capitalization.  For the three and six months ended June 30, 2005, there were no material changes to these policies.

Overview

We use a number of key measures to evaluate the performance of our individual operating properties. We also use these measures in reviewing the performance of our combined portfolio, which includes both wholly owned and joint venture properties. Key measures at June 30, 2005 were as follows:

•      In-line tenant sales for the twelve months ended June 30, 2005 increased over the twelve months ended June 30, 2004 in all categories: gross sales per square foot rose 9.6% to $375; same space sales rose 3.1% to $1,068.8 million and same center tenant sales per square foot rose 4.9% to $362.

•      As compared to fiscal year 2004 averages, total average rent per square foot increased $0.98 to $23.76; average rent per square foot for in-line tenants rose $1.46 to $34.37, while average rent per square foot for anchor tenants remained relatively constant increasing $0.40 to $12.04.

•      Re-leasing spreads for in-line spaces for the six months were 15.6% as compared to 19.1% for the fiscal year 2004.

•      Comparable occupancy rose 1.2% to 95.0%; overall occupancy decreased slightly to 92.0% from 92.5% as of June 30, 2004.

Results of Operations

The comparability of our operating results is significantly impacted by changes in our consolidated property portfolio. Since June 30, 2004: we acquired all or a portion of 12 properties; we sold or conveyed a portion of two properties; and we opened or re-opened two properties.  In addition, as a result of our adoption of FIN 46 on March 31, 2004, 15 previously unconsolidated joint ventures were consolidated effective March 31, 2004.

To obtain a meaningful comparison when evaluating our results of operations, we isolate the impact of properties opened, acquired and sold during either period.  In the following discussions, we focus on our comparable operations that we define as properties that we owned or had an interest in, were stabilized and were open during the periods being compared. Noncomparable operations are comprised of development projects that are open but not yet stabilized, recently acquired properties and properties undergoing redevelopment.

THE MILLS CORPORATION

THE MILLS LIMITED PARTNERSHIP

Comparison for the three months ended June 30, 2005 to the three months ended June 30, 2004

Mills LP had a loss from continuing operations of $2.1 million as compared to income of $33.8 million in 2004. The decline of $35.9 million is attributable to: $13.2 million of increased foreign currency exchange losses resulting from the strengthening of the U.S. dollar against the local currencies of the countries in which we operate; $10.4 million of increased depreciation and amortization expenses ($5.4 million classified as equity in earnings of unconsolidated joint ventures) and a $8.5 million gain on the conveyance of interests in three properties recognized in 2004.

TMC income from continuing operations decreased to $0.3 million from $29.3 million in 2004 reflecting the decrease in Mills LP income from continuing operations, as described above, offset by the change in the minority interests in Mills LP.  TMC’s ownership in Mills LP increased to 86.7% as of June 30, 2005 from 84.2% as of June 30, 2004.

Portfolio results of operations:

We use net operating income, or NOI, in evaluating the performance of our properties. NOI is a non-GAAP measure that we believe provides us an opportunity to better assess the results of our operating properties before considering individual capital structures and depreciation based on historical costs. For our purposes, NOI is comprised of property revenue (minimum rent, percentage rent, recovery income and other property revenue) less recoverable expenses and other property operating expense. Depreciation and amortization expense, interest expense and management and other corporate fees are excluded from property NOI. Our NOI measures may not be comparable to other similarly titled measures of other companies. Operating income, a component of net income, is considered by management to be the most comparable GAAP measure relative to NOI.

The following, in millions, summarizes our portfolio operating results for the three months ended June 30, 2005 and 2004 on a combined basis and reconciles the components of NOI to our consolidated statements of income. A reconciliation from NOI to operating income is also provided.

	Comparable	Non- comparable	Total	Unconsolidated Joint Ventures	Eliminations	Consolidated
2005:
Minimum rent	$106.6	$72.4	$179.0	$(63.9)	$(1.1)	$114.0
Other revenue	60.3	44.4	104.7	(39.7)	(0.2)	64.8
Property revenue	166.9	116.8	283.7	(103.6)	(1.3)	178.8
Property operating costs	54.1	36.7	90.8	(29.2)	0.2	61.8
Net operating income	$112.8	$80.1	$192.9	$(74.4)	$(1.5)	$117.0
Mills’ proportionate share	$89.8	$45.0	$134.8	$(37.4)	$(1.5)	$95.9

Net operating income (above)			$192.9	$(74.4)	$(1.5)	$117.0
Depreciation			(89.4)	27.3	—	(62.1)
General and administrative			(13.7)	—	—	(13.7)
Cost of fees			(5.4)	—	—	(5.4)
Fee income			5.1	—	—	5.1
Retail elimination			(1.3)	—	1.3	—
Fee elimination			(4.1)	3.9	0.2	—
Operating income			$84.1	$(43.2)	$—	$40.9

THE MILLS CORPORATION

THE MILLS LIMITED PARTNERSHIP

	Comparable	Non- comparable	Total	Unconsolidated Joint Ventures	Eliminations	Consolidated
2004 (restated):
Minimum rent	$102.2	$25.9	$128.1	$(12.0)	$—	$116.1
Other revenue	62.6	14.7	77.3	(7.8)	—	69.5
Property revenue	164.8	40.6	205.4	(19.8)	—	185.6
Property operating costs	50.7	12.0	62.7	(5.1)	(0.4)	57.2
Net operating income	$114.1	$28.6	$142.7	$(14.7)	$0.4	$128.4
Mills’ proportionate share	$82.6	$24.1	$106.7	$(5.1)	$0.4	$102.0

Net operating income (above)			$142.7	$(14.7)	$0.4	$128.4
Depreciation			(61.6)	4.5	—	(57.1)
General and administrative			(9.8)	—	—	(9.8)
Cost of fees			(14.5)	—	—	(14.5)
Fee income			0.9	—	—	0.9
Fee elimination			(0.4)	0.8	(0.4)	—
Operating income			$57.3	$(9.4)	$—	$47.9

On a consolidated basis, property revenue decreased $6.8 million from 2004 to 2005. Approximately $21.9 million relates to the effect of partnership interests sold or conveyed since June 30, 2004, partially offset by $14.1 million contributed by properties acquired or opened during the same period.  Consolidated property operating costs increased $4.6 million.  Approximately $6.2 million relates to properties opened or acquired since June 30, 2004, partially offset by the effect of no longer consolidating properties in which partnership interests were sold or conveyed since June 30, 2004.

On a combined basis, comparable NOI declined $1.3 million or 1.1% in 2005 compared to 2004. The decrease was due primarily to lower tenant lease buy-out income partially offset by an increase in minimum rent reflecting higher occupancy.

Approximately $53.2 million of the increase in combined, noncomparable NOI from 2004 to 2005 is attributable to properties acquired or opened since June 2004, slightly offset by the reduced contribution from properties undergoing redevelopment.

Corporate and other:

The following compares the components of our corporate operations (in millions):

	2005	2004
		(Restated)
Management and other fee income	$5.1	$0.9
General and administrative expenses	$13.7	$9.8
Cost of fee income	$5.4	$14.5
Depreciation and amortization	$62.1	$57.1

Management and other fee income increased $4.2 million.  The increase is primarily due to higher development fee income and additional management fee income from unconsolidated joint venture properties acquired and opened since June 30, 2004. Our share of fee income from consolidated joint ventures is classified as minority interests in consolidated joint ventures.

General and administrative expenses increased $3.9 million in 2005 reflecting the incremental costs of managing a larger portfolio and ongoing efforts to recruit, retain and reward the human resources necessary to manage a more complex and geographically diverse portfolio, including the cost of developing the infrastructure for our international operations.

Cost of fee income decreased $9.1 million primarily relating to costs associated with development fees.  Cost of development fees as a percentage of gross development fees decreased in the current period primarily due to increased expected development fee profit margin pertaining to the Meadowlands Xanadu project.  Fee income associated with these costs is classified as management and other fee income or as minority interests in consolidated joint ventures.

Depreciation and amortization increased $5.0 million, of which $11.0 million was attributable to properties acquired or opened since June 30, 2004.  This increase was partially offset by $4.7 million due to the effect of no longer consolidating properties in which partnership interests were sold or conveyed since June 30, 2004.

THE MILLS CORPORATION

THE MILLS LIMITED PARTNERSHIP

Other income (expense):

The following (in millions) compares components of other income (expense):

	2005	2004
		(Restated)
Interest expense	$(46.0)	$(43.3)
Equity in (loss) earnings of unconsolidated joint ventures	$(2.0)	$(1.0)
Minority interest in consolidated joint ventures	$12.0	$23.6
Foreign currency exchange losses	$(15.6)	$(2.4)
Other, net	$8.6	$0.5

Interest expense increased $2.7 million primarily due to $5.0 million relating to properties acquired or opened since June 30, 2004, in addition to higher rates and a higher average balance on our line of credit.  These increases were partially offset by $3.8 million due to the effect of no longer consolidating properties in which partnership interests were sold or conveyed since June 30, 2004.

Equity in (loss) earnings of unconsolidated joint ventures includes amortization expense related to Mills investment balances in excess of the underlying joint ventures’ book values of $6.5 million in 2005 and $1.1 million in 2004.  The increase in amortization expense and in our equity in earnings reflects the increase in the number of unconsolidated joint ventures from four at June 30, 2004 to 16 at June 30, 2005.

Minority interest in consolidated joint ventures represents our partners’ share in the operating results of our consolidated joint ventures of $3.0 million in 2005 and $2.4 million in 2004 offset by the attribution to us of the elimination of intercompany interest and fees of $15.0 million in 2005 and $26.0 million in 2004. Our partners’ share of the operating results reflects their share of earnings, offset slightly by a decrease in the number of joint ventures consolidated from 15 at June 30, 2004 to 13 at June 30, 2005. The decrease in our attribution is primarily due to lower interest income from Meadowlands Xanadu.

Foreign currency exchange losses result principally from re-measuring our non-U.S. investment and advance balances which are denominated in local currencies into the U.S. dollar for reporting purposes.  Foreign currency exchange losses were incurred in both periods as the U.S. dollar strengthened relative to the local currencies of the countries in which we operate.

Other, net increased $8.1 million of which $4.1 million relates to increased land sale gains.  The remaining increase was due to a combination of a $2.3 million increase in interest income and a $0.7 million decrease in foreign tax expense.  Of the total land sale gains of $7.4 million in 2005 and $3.3 million in 2004, our partners’ share amounted to $3.0 million and $1.7 million respectively.

Comparison for the six months ended June 30, 2005 to the six months ended June 30, 2004

Mills LP income from continuing operations declined to $8.0 million in 2005 as compared to income of $85.7 million in 2004. The decline of $77.7 million is attributable to: $19.3 million of increased foreign currency exchange losses resulting from the strengthening of the U.S. dollar against the local currencies of the countries in which we operate; $38.8 million of increased depreciation and amortization expenses ($6.4 million classified as equity in earnings of unconsolidated joint ventures) and gains on sales of joint ventures in 2004 totaling $44.4 million.

TMC income from continuing operations decreased to $10.9 million from $73.5 million in 2004 reflecting the decrease in Mills LP income from continuing operations, as described above, offset by the minority interests in Mills LP.  TMC’s ownership in Mills LP increased to 86.7% as of June 30, 2005 from 84.2% at June 30, 2004.

THE MILLS CORPORATION

THE MILLS LIMITED PARTNERSHIP

Portfolio results of operations

As noted previously, we use net operating income, or NOI, in evaluating the performance of our properties. The following, in millions, summarizes our portfolio operating results for the six months ended June 30, 2005 and 2004 on a combined basis and reconciles the components of NOI to our consolidated statements of income.  A reconciliation from NOI to operating income is also provided.

	Comparable	Non- comparable	Total	Unconsolidated Joint Ventures	Eliminations	Consolidated
2005:
Minimum rent	$214.0	$139.6	$353.6	$(126.8)	$(2.2)	$224.6
Other revenue	120.1	85.1	205.2	(78.9)	(0.2)	126.1
Property revenue	334.1	224.7	558.8	(205.7)	(2.4)	350.7
Property operating costs	106.2	72.5	178.7	(59.8)	0.1	119.0
Net operating income	$227.9	$152.2	$380.1	$(145.9)	$(2.5)	$231.7
Mills’ proportionate share	$177.6	$83.3	$260.9	$(73.2)	$(2.5)	$185.2

Net operating income (above)			$380.1	$(145.9)	$(2.5)	$231.7
Depreciation			(167.0)	52.8	—	(114.2)
General and administrative			(24.8)	—	—	(24.8)
Cost of fees			(10.6)	—	—	(10.6)
Fee income			10.1	—	—	10.1
Retail elimination			(2.4)	—	2.4	—
Fee elimination			(8.0)	7.9	0.1	—
Operating income			$177.4	$(85.2)	$—	$92.2

	Comparable	Non- comparable	Total	Unconsolidated Joint Ventures	Eliminations	Consolidated
2004 (restated):
Minimum rent	$203.8	$52.2	$256.0	$(81.3)	$—	$174.7
Other revenue	125.3	30.4	155.7	(50.6)	—	105.1
Property revenue	329.1	82.6	411.7	(131.9)	—	279.8
Property operating costs	103.7	24.1	127.8	(39.1)	(0.5)	88.2
Net operating income	$225.4	$58.5	$283.9	$(92.8)	$0.5	$191.6
Mills’ proportionate share	$166.6	$48.4	$215.0	$(52.5)	$0.5	$163.0

Net operating income (above)			$283.9	$(92.8)	$0.5	$191.6
Depreciation			(120.6)	38.8	—	(81.8)
General and administrative			(17.2)	—	—	(17.2)
Cost of fees			(16.6)	—	—	(16.6)
Fee income			5.5	—	—	5.5
Fee elimination			(4.8)	5.3	(0.5)	—
Operating income			$130.2	$(48.7)	$—	$81.5

On a consolidated basis from 2004 to 2005, property revenue increased $70.9 million while property operating costs increased $30.8 million due principally to the joint ventures consolidated on March 31, 2004 upon the adoption of FIN 46.  These joint ventures had property revenue of $68.8 million and property operating costs of $23.4 million for the first quarter in 2005.

On a combined basis, comparable NOI increased $2.5 million or 1.1% in 2005 compared to 2004, primarily due to a $10.2 million increase in minimum rent resulting from increased occupancy and higher rents offset in part by a $5.3 million decrease in tenant lease buy-out income in addition to increased bad debt expense.

Approximately $97.1 million of the growth in combined, noncomparable NOI from 2004 to 2005 is attributable to 14 properties acquired or opened since June 2004 slightly offset by the reduced contribution from properties undergoing redevelopment.

THE MILLS CORPORATION

THE MILLS LIMITED PARTNERSHIP

Corporate and other:

The following compares the components of our corporate operations (in millions):

	2005	2004
		(Restated)
Management and other fee income	$10.1	$5.5
General and administrative expenses	$24.8	$17.2
Cost of fee income	$10.6	$16.6
Depreciation and amortization	$114.2	$81.8

Management and other fee income increased $4.6 million.  The increase was primarily due to additional management fee income from unconsolidated joint venture properties acquired or opened since June 30, 2004, partially offset by the elimination of fee income from joint ventures consolidated under the provisions of FIN 46.  The impact of fee income from consolidated joint ventures has been classified as minority interests in consolidated joint ventures since April 1, 2004.

General and administrative expenses increased $7.6 million in 2005 reflecting the incremental costs of managing a larger portfolio and ongoing efforts to recruit, retain and reward the human resources necessary to manage a more complex and geographically diverse portfolio, including the cost of developing the infrastructure for our international operations.  Also contributing to the increase were expenses in 2005 related to our 2004 financial statement restatement.

Cost of fee income decreased $6.0 million primarily relating to costs associated with development fees. Cost of development fees as a percentage of gross development fees decreased in the current period primarily due to increased expected development fee profit margin pertaining to the Meadowlands Xanadu project.  Fee income associated with these costs is classified as management and other fee income or as minority interests in consolidated joint ventures.

Depreciation and amortization increased $32.4 million principally due to the April 1, 2004 consolidation of previously unconsolidated joint ventures which contributed $22.1 million. The remaining increase is primarily due to newly acquired properties in 2005.

Other income (expense):

The following (in millions) compares components of other income (expense):

	2005	2004
		(Restated)
Interest expense	$(91.2)	$(64.7)
Equity in (loss) earnings of unconsolidated joint ventures	$(0.1)	$4.7
Minority interest in consolidated joint ventures	$10.0	$23.6
Foreign currency exchange losses	$(26.7)	$(7.4)
Other, net	$23.8	$3.6

Interest expense increased $26.5 million principally due to the April 1, 2004 consolidation of previously unconsolidated joint ventures which contributed $20.0 million to interest expense in 2005.  The remaining increase is primarily due to $5.3 million relating to newly acquired properties in addition to higher rates and a higher average balance on our line of credit.  These increases were partially offset by $6.3 million relating to the effect of no longer consolidating properties in which partnership interests were sold or conveyed since June 30, 2004.

Equity in (loss) earnings of unconsolidated joint ventures includes amortization expense related to Mills investment balances in excess of the underlying joint ventures’ book values of $10.1 million in 2005 and $3.7 million in 2004.  The increase in amortization expense and in our equity in earnings, reflect the increase in the number of unconsolidated joint ventures from four at June 30, 2004 to 16 at June 30, 2005. In addition, the six months ended June 30, 2004, included three months of equity in the earnings of 15 joint ventures prior to their consolidation under FIN 46.

Minority interest in consolidated joint ventures represents our partners’ share in the operating results of our consolidated joint ventures of $11.6 million in 2005 and $2.4 million in 2004 offset by the attribution to us of the elimination of intercompany interest and fees of $21.6 million in 2005 and $26.0 million in 2004.  Our partners’ share of the operating results reflects their share of earnings offset slightly by a decrease in the number of joint ventures consolidated from 15 at June 30, 2004 to 13 at June 30, 2005. In addition, the six months ended June 30, 2004, include our partners’ share of three months of operating results from 15 joint ventures consolidated under FIN 46. The decrease in our attribution is primarily due to lower interest income from Meadowlands Xanadu offset in part by higher fees from Pittsburgh Mills.

THE MILLS CORPORATION

THE MILLS LIMITED PARTNERSHIP

Foreign currency exchange losses result principally from re-measuring our non-U.S. investment and advance balances which are denominated in local currencies into the U.S. dollar for reporting purposes.  Foreign currency exchange losses were incurred in both periods as the U.S. dollar strengthened relative to the local currencies of the countries in which we operate.

Other, net increased $20.2 million.  Land sale gains of $18.9 million in 2005 compared to $3.8 million in 2004 accounted for the majority of the increase. The remaining increase was due primarily to an increase in interest income of $2.9 million.  Our partners’ share of the land sale gains was $8.6 million and $1.7 million respectively.

Funds From Operations (“FFO”)

FFO is a recognized metric used by the real estate industry, in particular, REITs. Accounting for real estate assets using historical cost accounting under GAAP assumes that the value of such assets diminishes predictably over time. The National Association of Real Estate Investment Trusts (“NAREIT”) stated in its April 2002 White Paper on Funds from Operations, “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” As a result, the concept of FFO was created by NAREIT. As defined by NAREIT, FFO is “net income (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.”

For management analysis purposes, we adjust the NAREIT defined FFO to exclude the effects of foreign currency exchange rate fluctuations that are reflected in net income and arise primarily through the re-measurement process of translating foreign investment and advance accounts for inclusion in our U.S. dollar financial statements. Although we believe this adjustment presents FFO on a more comparable basis to FFO presented by other REITs, it is important to realize that our FFO computation may be significantly different from that used by other REITs and, accordingly, may, in fact, not be comparable.

TMC conducts all of its operations through Mills LP.  In addition, if initiated by a holder of Mills LP units, the minority interest in Mills LP is redeemable in specified circumstances for either, in TMC’s sole discretion, cash or shares of its common stock on a one-for-one basis.  Management uses FFO to measure operating performance of our business and as one of several criteria to determine performance based bonuses. We offer this measure to assist the users of our financial statements in analyzing our performance; however, this is not a measure of financial performance under GAAP and should not be considered a measure of liquidity, an alternative to net income or an indicator of any other performance measure determined in accordance with GAAP. Investors and potential investors in our securities should not rely on this measure as a substitute for any GAAP measure, including net income.

The following reconciles income from continuing operations, which is considered to be the most comparable GAAP measure, to FFO. We urge the users of our financial statements, including investors and potential investors in our securities, to carefully review the following reconciliation (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
TMC income from continuing operations	$0.3	$29.3	$10.9	$73.5
Add (deduct) consolidated items:
Depreciation and amortization	66.9	56.8	120.9	82.5
Gains on sales of joint venture interests	—	(8.5)	—	(44.4)
Foreign currency exchange losses	15.6	2.4	26.7	7.4
Deduct partners’ share of depreciation and amortization from consolidated joint ventures	(11.2)	(16.2)	(23.9)	(16.2)
Add our share of depreciation and amortization from unconsolidated joint ventures	13.8	2.2	26.7	21.7
Mills LP common unit holders’ share of above adjustments	(11.4)	(4.8)	(20.5)	(6.9)
TMC FFO	74.0	61.2	140.8	117.6
Minority interest reflected as common equity in Mills LP	9.0	9.3	17.6	19.1
Mills LP FFO	83.0	70.5	158.4	136.7
Less preferred unit distributions	(17.2)	(9.3)	(32.1)	(18.5)
FFO available to Mills LP common unit holders	$65.8	$61.2	$126.3	$118.2

THE MILLS CORPORATION

THE MILLS LIMITED PARTNERSHIP

Liquidity and Capital Resources

Our consolidated cash flow for the six months ended June 30 was as follows (in millions):

	2005	2004
		(Restated)
Net cash flows provided (used) by:
Operating activities	$211.9	$64.2
Investing activities	(876.7)	21.7
Financing activities	636.3	7.4
Net increase (decrease) in cash and cash equivalents	(28.5)	93.3
Cash and cash equivalents at beginning of the period	152.9	15.8
Cash and cash equivalents at the end of the period	$124.4	$109.1

Our cash flows for the six months ended June 30, 2005 and 2004 were not directly comparable due to our adoption of FIN 46, which resulted in the consolidation of the cash balances from 15 previously unconsolidated joint ventures as of March 31, 2004.  Included in cash flows provided by investing activities for 2004 was $109.7 million attributable to these joint ventures. Distributions from our joint ventures are not subject to any significant restrictions but are governed by the underlying joint venture documents which specify how cash is distributed to each partner.

At June 30, 2005, our balance of cash and cash equivalents was $124.4 million which includes $79.2 million of consolidated joint venture cash balances. Cash and cash equivalents exclude restricted cash of $57.8 million which is used to pay operating and capital expenditures of operating properties that serve as collateral for secured loans.  Also, at June 30, 2005, our unconsolidated joint ventures had combined cash and cash equivalents totaling $72.4 million, excluding restricted cash balances of $6.7 million.

Our primary sources of short-term liquidity are tenant leases that generate positive net cash flow from operations and cash distributions from our joint ventures.  Historically, net cash provided by operating activities and distributions from joint ventures have been sufficient to fund annual debt service payments, recurring capital expenditures and distributions to stock and unit holders. We anticipate such funds will continue to be available to fund these payments.

We also have a $1.0 billion unsecured line of credit, of which $606.4 million was available at June 30, 2005.  Our ability to draw on this line of credit is subject to the maintenance of the financial ratios specified in the underlying agreement.  As of June 30, 2005, we were in compliance with all of the financial covenants under our existing credit facility, and we believe that we will continue to remain in compliance with these covenants.  While we believe we will be able to maintain a capital structure that will enable us to have access to the line of credit, it is possible that, in the future, certain of the financial ratios could constrain our ability to access the entire committed amount.  On June 30, 2005, we entered into an amendment with respect to our credit facility. The amendment, among other things, reduced the capitalization rate used to determine the capitalization value, as defined in the credit facility, of our portfolio. This reduction had the effect of increasing the capitalization value of our portfolio.  Since the capitalization value is used to calculate various financial covenants, including the maximum leverage and secured leverage ratios, the reduction in the capitalization rate had a positive impact on our ability to access the line of credit.

Financing Activities

We use various financing techniques to fund capital investments including construction loans, debt refinancing and common and/or preferred equity issuances. Proceeds from the sale or conveyance of partnership interests are also available to supplement this funding. Over the last six months, we and our joint ventures have completed several such transactions, as described below.

In January 2005, in connection with the acquisition of a 50% joint venture interest in St. Enoch Centre, a $358.7 million mortgage on the property was obtained.  Our share of the mortgage was $179.3 million.  The interest only loan bears interest at 5.53% and matures in April 2012.

In February 2005, the Pittsburgh Mills joint venture secured a construction loan with a total commitment of $175.0 million.  The interest only loan matures in February 2008 and provides for two one-year extensions.  The loan bears interest at LIBOR plus 1.65% and is fully guaranteed by us.  The LIBOR margin and our guaranty are reduced as certain performance measures are achieved.

In March 2005, in connection with the acquisition of Southdale Center and Southridge Mall, we secured two mortgage loans.  The $186.6 million Southdale loan is interest-only through maturity, bears interest at 5.18% and matures in April 2010.  The $124.0 million Southridge loan is interest-only through maturity, bears interest at 5.23% and matures in April 2012.

THE MILLS CORPORATION

THE MILLS LIMITED PARTNERSHIP

In March 2005, we refinanced the Sawgrass mezzanine mortgage loan with an initial advance of $40.0 million that paid off the prior loan. The new loan has a total commitment of $73.8 million. The interest rate on $35.6 million is LIBOR plus 3.50%, while any additional proceeds bear interest at LIBOR plus 2.00%.  This interest-only loan matures in July 2006.

In May 2005, we sold 9,200,000 depository shares each representing 1/100 of a share of 7.875% Series G Cumulative Redeemable Preferred Stock for net proceeds of $222.2 million.

In June 2005, the mortgage loan cross collateralized by Hilltop Mall, Lakeforest Mall and Marley Station was repaid with the proceeds from new mortgages on each of these properties. The Hilltop Mall mortgage of $64.4 million bears interest at 4.99% and matures in July 2012. The Lakeforest Mall mortgage of $141.1 million bears interest at 4.90% and matures in July 2010. The Marley Station mortgage of $114.4 million bears interest at 4.89% and matures in July 2012. The new mortgages are interest only through maturity.

Investing Activities

In January 2005, together with Ivanhoe Cambridge, we purchased St. Enoch Centre in Glasgow, Scotland for $514.4 million, excluding transaction costs. Each of us owns an undivided 50% interest in the property.

In March 2005, we acquired Southdale Center near Minneapolis, MN and Southridge Mall near Milwaukee, WI for $451.6 million, excluding transaction costs.

Projects Under Construction

In July 2005, Pittsburgh Mills opened. The $219.0 million joint venture project has 1.1 million square feet of GLA and will celebrate its grand opening in September 2005.

In June 2005, the Meadowlands Xanadu joint venture closed on its ground lease. The $160.0 million of prepaid ground rent is classified as other assets in our consolidated balance sheets.

Our current budget for the entertainment/retail component of Meadowlands Xanadu is approximately $1,195.0 million, excluding the prepaid ground rent noted above which will be expensed over the life of the lease. The budget includes revenue generating costs relating to parking decks and utility systems of approximately $155.0 million. Other revenue enhancing scope changes are under study and testing and may be added to the project scope at the later date.  Also included in the budget are final state and federal permit and approval costs, costs relating to adjustments of the project schedule to the Fall 2007 opening and the cost of the Empire tract which was contributed to the State for conservation as part of the consideration for the Xanadu site. We expect to finance up to 60% to 70% of the project costs through traditional construction loan financing and, potentially, other project specific financing.  The balance of the project costs will be financed through equity.  Upon completion, we anticipate that the total equity required could be as high as $600.0 million, if revenue enhancing scope changes are added to the project.  Mills partners have funded $348.6 million as of June 30, 2005 and are expected to fund another $35.0 million to $85.0 million.  Mills final equity requirements are anticipated to be in the range of $100 million to $200 million.  Mills interim funding obligations may exceed the range temporarily depending on the timing of the third party financing. Mills funding as of June 30, 2005 was $165.4 million.

Projects Under Development, Redevelopment and Expansion

Several projects are at various stages in the development due diligence process.  While we currently believe these projects will ultimately be completed, we cannot assure you that they actually will be constructed, either on schedule or on budget, or that they will have any particular level of operational success or ultimate value or that we will be successful in obtaining the third party debt and/or equity funding necessary to complete the projects.

Off Balance Sheet Arrangements

There have been no material changes in our off balance sheet arrangements since the filing of our 2004 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk since the filing of our 2004 Annual Report on Form 10-K.

THE MILLS CORPORATION

THE MILLS LIMITED PARTNERSHIP

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

Changes in Internal Control over Financial Reporting

As more fully described in our 2004 Annual Report on Form 10-K, we restated certain of our previously issued financial statements to reflect the correction of errors arising from our historical use of certain accounting policies, including calculation of equity in earnings, capitalization of interest and other costs, sales of joint venture interests, promotion funds, and the income statement presentation of fees and associated costs.  During the fiscal quarter ended March 31, 2005, we implemented additional review procedures over the selection, application and monitoring of appropriate accounting policies, we hired additional accounting staff and identified expert accounting consultants for input on financial reporting matters.  Following these changes, management concluded that our internal control over financial reporting was effective as of March 31, 2005. There have been no additional changes in our respective internal control over financial reporting during our fiscal quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our respective internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In March 2003, Hartz Mountain Industries, Inc., or Hartz, filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the New Jersey Sports and Exposition Authority, or NJSEA, from entering into a contract with us and Mack-Cali for the redevelopment of the Continental Arena site. In May 2003, the court denied Hartz’s request for an injunction and dismissed its suit for failure to exhaust administrative remedies. In June 2003, the NJSEA held hearings on Hartz’s protest, and on a parallel protest filed by another rejected developer, Westfield, Inc., or Westfield. On September 10, 2003, the NJSEA ruled against Hartz’s and Westfield’s protests. Hartz, Westfield and Elliot Braha and three other taxpayers (collectively “Braha”) thereafter filed appeals from the NJSEA’s final decision. In January 2004, Hartz and Westfield also appealed the NJSEA’s approval and execution of the formal redevelopment agreement with the Mills LP. By decision dated May 14, 2004, the Appellate Division of the Superior Court of New Jersey rejected Hartz’s contention that the NJSEA lacks statutory authority to allow retail development of its property. The Supreme Court of New Jersey has declined to review the Appellate Division’s decision. Several appeals filed by Hartz, Westfield and others, including certain environmental groups, that challenge certain approvals received by the Mills LP from the NJSEA, the New Jersey Meadowlands Commission and the New Jersey Department of Environmental Protection remain pending before the Appellate Division. The Appellate Division, in a decision rendered on November 24, 2004, completed its review of Hartz’s Open Public Records Act appeal and the remand proceeding it earlier ordered and upheld the findings of the Law Division in the remand proceeding. The Supreme Court of New Jersey has declined to review the Appellate Division’s decision. The NJSEA held further hearings on December 15 and 16, 2004, at Hartz’s request to review certain additional facts in support of its bid protest. On March 4, 2005, the Hearing Officer rendered his Supplemental Report and Recommendation to the NJSEA, finding no merit in the protests presented by Hartz and Westfield. The NJSEA accepted the Hearing Officer’s Supplemental Report and Recommendation on March 30, 2005, and Hartz and Braha have appealed that decision to the Appellate Division.  The Appellate Division has not made any determination with respect to these appeals.

Three separate lawsuits have been filed in the United States District Court for the District of New Jersey challenging a permit issued by the U.S. Army Corps of Engineers (USACE) in connection with the project.  The first suit was filed on March 30, 2005, by the Sierra Club, the New Jersey Public Interest Group Citizen Lobby, Inc., and the New Jersey Environmental Federation.  Additional suits were filed on May 16 and May 31, 2005, respectively, by Hartz (together with one of its officers as an individual named plaintiff) and the Borough of Carlstadt.  The Sierra Club also filed a motion for a preliminary injunction to stop certain construction activities on the project, which the Court denied on July 6, 2005.  The Meadowlands Mills/Mack-Cali Limited Partnership and USACE have filed motions to dismiss the Hartz complaint for lack of standing.  Similar motions may be filed to dismiss the Carlstadt complaint.  Once these standing issues are resolved, the Court will address the merits of the claims through motions for summary judgment.

On April 5, 2005, the New York Football Giants filed an emergent application with the Superior Court of New Jersey, Chancery Division, seeking an injunction stopping all work on the project as being in violation of its existing lease with the NJSEA.  The court heard oral argument on the application on August 5, 2005, and denied the Giants' motion for injunctive relief.  The New Jersey Builders’ Association (NJBA) has commenced an action, which is pending in the Appellate Division, alleging that NJSEA has failed to meet a purported obligation to provide affordable housing at the Meadowlands Complex.  NJBA has filed an application for injunctive relief seeking to enjoin further construction of the project.  That application is pending.  Mills LP is not a party to that action.  We believe that Mills LP’s proposal and the planned project fully comply with applicable laws, and intend to continue our vigorous defense of our rights under the executed Redevelopment Agreement and recently executed ground lease. We do not believe that the pending appeals or federal and state trial court litigations will have any material affect on our ability to develop the project.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Each partnership unit of Mills LP, other than those owned by TMC, is redeemable in accordance with the Mills LP partnership agreement for, in TMC’s sole discretion, the cash equivalent of a share of TMC’s common stock or a share of TMC’s common stock.  TMC does not currently have in effect a plan to repurchase its common shares in the open market.  The shares reflected in the following table, reflect shares surrendered to TMC to pay withholding taxes due upon the vesting of restricted securities.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that may yet be Purchased Under the Plans or Programs
April 1- April 30, 2005	83,461	53.38	N/A	N/A
May 1 – May 31, 2005	—	—	N/A	N/A
June 1 – June 30, 2005	3,798	60.15	N/A	N/A
Total	87,259

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Stockholders’ Meeting of The Mills Corporation was held on June 7, 2005. The following is a tabulation of the voting for each proposal presented at the annual meeting and a listing of Directors whose terms of office as Directors continued after the meeting.

Proposal 1: (to elect to a term expiring on the date of the Annual Meeting of Stockholders 2008):

Directors Standing for Election:	Term Expires	Votes For	Votes Withheld
Laurence C. Siegel	2008	50,859,964	730,423
Franz von Perfall	2008	50,808,429	781,958
Cristina L. Rose	2008	51,068,041	522,346
Colombe M. Nicholas	2008	51,069,849	520,538

Continuing Directors:	Term Expires
Charles R. Black, Jr.	2006
Dietrich von Boetticher	2006
S. Joseph Bruno	2006
John M. Ingram	2006
James C. Braithwaite	2007
Hon. Joseph B. Gildenhorn	2007
Sir Frank W. Lampl	2007
Harry H. Nick	2007
Robert P. Pincus	2007

Proposal 2: (to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005):

Votes for:	50,655,193
Votes against:	880,970
Abstentions:	54,224
Broker non-votes:	—

Item 5. Other Information

At a meeting held on February 14-15, 2005, our Executive Compensation Committee set the following four performance criteria for 2005 annual bonuses and the 2005 component of long-term incentive awards made under our 2002 Long-Term Incentive Plan and our 2004 Stock Incentive Plan for each of the three year performance periods beginning in 2003, 2004 and 2005:  total shareholder return, growth in sales per square foot, growth in Funds from Operations per share and return on equity.  Messrs. Siegel’s and Ettenger’s target annual bonus for 2005 and targeted payout for the long-term incentive plan award for the 2005-2007 performance period are disclosed in our 2005 annual meeting proxy statement filed with the SEC.  Messrs. Parent’s, Dausch’s and Napoli’s target annual bonus for 2005 is equal to 55% of their base salary and targeted payout for the long-term incentive plan award for the 2005-2007 performance period is equal to 100% of their base salary.  At a meeting held on April 11, 2005, our Executive Compensation Committee determined that the long-term incentive performance awards for the 2005-2007 performance cycle would be paid 50% in cash and 50% in TMC’s common stock using the average of the high and low sale price of the common stock on the New York Stock Exchange on April 11, 2005.  At that meeting, our Executive Compensation Committee also approved bonus awards for 2004 and the long-term incentive plan payout for long-term incentive awards for the performance period 2002-2004 for each of the above-named individuals, which amounts are disclosed in our 2005 annual meeting proxy statement.

Item 6. Exhibits

The Exhibit Index attached hereto is incorporated by reference to these items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

THE MILLS CORPORATION
Dated: August 8, 2005
	By:	/s/ Mary Jane Morrow
Mary Jane Morrow
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant’s Principal Financial Officer)

THE MILLS LIMITED PARTNERSHIP
Dated: August 8, 2005
	By:	The Mills Corporation, its general partner

/s/ Mary Jane Morrow
Mary Jane Morrow
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant’s Principal Financial Officer)

(3)           Exhibits

Exhibit Number	Description
10.1#	The Mills Corporation’s Amended and Restated 2004 Stock Incentive Plan
10.2#	2002 Long-Term Incentive Plan
10.3#

The Mills Corporation Operating Guidelines for the Administration of Executive Long-Term Incentive Awards made under The Mills Corporation’s 2002 Long-Term Incentive Plan and Amended and Restated 2004 Stock Incentive Plan

10.4	Amendment No. 1 to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 30, 2005
10.5	First Amendment to Redevelopment Agreement, dated as of October 5, 2004, by and between New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership
10.6	Second Amendment to Redevelopment Agreement, dated as of March 15, 2005, by and between New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership
10.7	Third Amendment to Redevelopment Agreement, dated as of May 23, 2005, by and between New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership
10.8	Fourth Amendment to Redevelopment Agreement, dated as of June 30, 2005, by and between New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership
10.9#	Form of Stock Option Agreement for Officers Pursuant to Amended and Restated 2004 Stock Incentive Plan
10.10#	Form of Restricted Stock Agreement Pursuant to the 2004 Stock Incentive Plan (amended)
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for The Mills Corporation.
31.1	Section 302 Certification by the Chief Executive Officer of The Mills Corporation.
31.2	Section 302 Certification by the Chief Financial Officer of The Mills Corporation.
31.3	Section 302 Certification by the Chief Executive Officer of The Mills Corporation, in its capacity as general partner of The Mills Limited Partnership.
31.4	Section 302 Certification by the Chief Financial Officer of The Mills Corporation, in its capacity as general partner of The Mills Limited Partnership.
32.1	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer of The Mills Corporation.
32.2	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer of The Mills Corporation, in its capacity as general partner of The Mills Limited Partnership.

# Represents a management contract or compensatory plan, contract or arrangement.