Form 10-Q
period 2005-09-30
MILLS LIMITED PARTNERSHIP; MILLS CORP
filed 2005-11-09
CIK 1142028, 914713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

THE MILLS CORPORATION
THE MILLS LIMITED PARTNERSHIP

(Exact name of registrants as specified in their charters)

Delaware	001-12994	52-1802283
Delaware	000-50694	52-1873369
(State or other jurisdiction	(Commission File Numbers)	(I.R.S. Employer Identification Numbers)
of incorporation or organization)

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

The Mills Corporation	Yes ☒ No ☐
The Mills Limited Partnership	Yes ☒ No ☐

Indicate by check mark whether the registrants are accelerated filers (as defined by Rule 12b-2 of the Exchange Act).

The Mills Corporation	Yes ☒ No ☐
The Mills Limited Partnership	Yes ☐ No ☒

Indicate by check mark whether the Registrants are shell companies (as defined by Rule 12b-2 of the Exchange Act).

The Mills Corporation	Yes ☐ No ☒
The Mills Limited Partnership	Yes ☐ No ☒

As of November 4, 2005, 56,603,203 shares of Common Stock, par value $0.01 per share, of The Mills Corporation and 64,885,344 Common Units of limited partnership interest of The Mills Limited Partnership were outstanding.

THE MILLS CORPORATION

THE MILLS LIMITED PARTNERSHIP

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes
The Mills Corporation:
Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004
Consolidated Statements of Income and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2005 and 2004
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004
Notes to Consolidated Financial Statements

The Mills Limited Partnership:
Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004
Consolidated Statements of Income and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2005 and 2004
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures

This Form 10-Q includes information with respect to both The Mills Corporation, or TMC, and The Mills Limited Partnership, or Mills LP, of which TMC is the sole general partner and in which TMC owned a 1.0% general partner interest and a 86.2% limited partner interest as of September 30, 2005.  TMC conducts all of its business and owns all of its properties through Mills LP and Mills LP’s various subsidiaries. As the general partner of Mills LP, TMC has the exclusive power to manage the business of Mills LP, subject to certain limited exceptions.  Separate financial statements and accompanying notes are provided for each of TMC and Mills LP.  Except as specifically noted otherwise, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented as a single discussion with respect to both TMC and Mills LP since TMC conducts all of its business and owns all of its properties through Mills LP and Mills LP’s various subsidiaries.

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

•              the general international, national and local economic climates;

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

•                                          risks associated with predevelopment projects including that the projects may never be developed; and

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Notes

THE MILLS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Income producing property	$5,200.4	$4,689.9
Less accumulated depreciation and amortization	(938.0)	(801.6)
Net income producing property	4,262.4	3,888.3
Construction in progress	911.6	732.9
Investment in unconsolidated joint ventures	827.8	759.9
Net real estate and development assets	6,001.8	5,381.1
Cash and cash equivalents	133.2	152.9
Restricted cash	69.2	77.0
Accounts receivable, net	180.3	253.2
Notes receivable, net	51.9	61.6
Deferred costs, net	169.3	167.7
Prepaid rent and other assets	182.9	27.4
Total Assets	$6,788.6	$6,120.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages, notes and loans payable	$4,419.6	$3,826.6
Accounts payable and other liabilities	341.5	356.2
	4,761.1	4,182.8
Minority interests:
Mills LP	64.8	95.7
Consolidated joint ventures	636.6	587.9

Series B Cumulative Redeemable Preferred Stock, par value $0.01, 4,300,000 shares authorized, issued and outstanding	107.5	107.5
Series C Cumulative Redeemable Preferred Stock, par value $0.01, 3,500,000 shares authorized, issued and outstanding	87.5	87.5
Series E Cumulative Redeemable Preferred Stock, par value $0.01, 8,545,000 shares authorized, issued and outstanding	213.6	213.6
Series F Convertible Cumulative Redeemable Preferred Stock, par value $0.01, 316,250 shares authorized, issued and outstanding	316.3	316.3
Series G Cumulative Redeemable Preferred Stock, par value $0.01, 92,000 shares authorized, issued and outstanding in 2005	230.0	—
Common stock, par value $0.01, 100,000,000 shares authorized and 56,594,609 and 55,654,194 shares issued and outstanding in 2005 and 2004, respectively	0.6	0.6
Additional paid-in capital	970.6	970.5
Accumulated deficit	(597.0)	(439.1)
Accumulated other comprehensive loss	(3.0)	(2.4)
Total stockholders’ equity	1,326.1	1,254.5
Total Liabilities and Stockholders’ Equity	$6,788.6	$6,120.9

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME

(Unaudited, dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues:
Minimum rent	$118.2	$119.4	$342.8	$294.1
Percentage rent	1.3	1.5	2.5	3.2
Recoveries from tenants	55.6	52.6	162.4	137.7
Other property revenue	10.4	9.9	28.5	28.2
Management fees	2.6	0.6	9.3	5.0
Other fee income	0.7	1.3	4.1	2.4
Total operating revenues	188.8	185.3	549.6	470.6
Expenses:
Recoverable from tenants	58.0	50.8	163.1	129.3
Other operating expenses	14.9	8.0	28.8	17.7
General and administrative	13.9	8.9	38.7	26.1
Cost of fee income	5.7	3.1	16.3	19.7
Depreciation and amortization	64.7	55.3	178.9	137.1
Total operating expenses	157.2	126.1	425.8	329.9
Operating income	31.6	59.2	123.8	140.7
Other income (expense):
Interest expense	(50.9)	(41.1)	(142.1)	(105.8)
Equity in (loss) earnings of unconsolidated joint ventures	(2.1)	(0.1)	(2.2)	4.6
Minority interest in consolidated joint ventures	14.0	11.3	24.0	34.9
Foreign currency exchange (losses) gains	(0.2)	4.9	(26.9)	(2.5)
Abandoned project costs	(9.7)	(3.2)	(11.0)	(5.2)
Other, net	(2.7)	2.8	22.4	8.4
(Loss) income before gains on sales of joint venture interests and minority interest in Mills LP	(20.0)	33.8	(12.0)	75.1
Gains on sales of joint venture interests	—	39.6	—	84.0
(Loss) income before minority interest in Mills LP	(20.0)	73.4	(12.0)	159.1
Mills LP minority interest, including Series D preferred unit distributions	4.9	(11.1)	7.8	(23.3)
(Loss) income from continuing operations	(15.1)	62.3	(4.2)	135.8
Cumulative effect of FIN 46 adoption, net of Mills LP minority interest	—	—	—	42.1
Net (loss) income	(15.1)	62.3	(4.2)	177.9
Preferred stock dividends	(18.9)	(11.3)	(50.5)	(29.4)
(Loss) income available to common stockholders	$(34.0)	$51.0	$(54.7)	$148.5

(Loss) earnings per common share – basic:
Continuing operations	$(0.61)	$0.97	$(0.98)	$2.02
Cumulative effect of FIN 46 adoption	—	—	—	0.80
(Loss) earnings per common share	$(0.61)	$0.97	$(0.98)	$2.82

(Loss) earnings per common share – diluted:
Continuing operations	$(0.61)	$0.95	$(0.98)	$1.99
Cumulative effect of FIN 46 adoption	—	—	—	0.79
(Loss) earnings per common share	$(0.61)	$0.95	$(0.98)	$2.78

Dividends paid per common share	$0.6275	$0.5950	$1.8500	$1.7850

Comprehensive (loss) income, net:
Net (loss) income	$(15.1)	$62.3	$(4.2)	$177.9
Change in fair value of cash flow hedges	6.1	(3.2)	8.2	8.7
Foreign currency translation	(3.5)	0.1	(8.8)	0.2
Comprehensive (loss) income, net	$(12.5)	$59.2	$(4.8)	$186.8

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in millions)

	Nine Months Ended September 30,
	2005	2004
		(Restated)

Net cash provided by operating activities	$210.0	$142.1

Cash flows from investing activities:
Consolidation of joint ventures under FIN 46	—	109.7
Minority interest investment in consolidated joint ventures, net	47.6	46.9
Investment in real estate and development assets	(524.8)	(243.7)
Distributions of capital from unconsolidated joint ventures	50.4	7.9
Proceeds from sales of joint venture interests	—	119.6
Proceeds from land sales	29.6	12.9
Acquisition of operating properties	(533.3)	(81.1)
Deferred costs and other intangibles, net	4.6	(13.8)
Net cash used in investing activities	(925.9)	(41.6)

Cash flows from financing activities:
Proceeds from mortgages, notes and loans payable	650.3	564.6
Repayments of mortgages, notes and loans payable	(12.7)	(698.9)
Financing costs	(7.3)	(2.5)
Change in restricted cash	7.9	(12.3)
Proceeds from exercise of stock options	5.2	12.9
Proceeds from preferred stock issued	222.2	306.7
Common and preferred dividends paid	(153.7)	(118.5)
Common and preferred distributions to Mills LP unit holders	(15.7)	(18.5)
Net cash provided by financing activities	696.2	33.5

Net (decrease) increase in cash and cash equivalents	(19.7)	134.0
Cash and cash equivalents, beginning of period	152.9	15.8
Cash and cash equivalents, end of period	$133.2	$149.8

Non-cash investing and financing activity provided in Note 8.

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in millions, except per share)

1.  ORGANIZATION

The Mills Corporation, or TMC, is a fully integrated, self-managed real estate investment trust, or REIT, that provides development, redevelopment, leasing, financing, management and marketing services to Mills LP’s properties. TMC conducts all of its business and owns all of its properties through The Mills Limited Partnership, or Mills LP, and Mills LP’s various subsidiaries. TMC is the sole general partner of Mills LP and owned a 1.0% general partner interest and an 86.2% limited partner interest in Mills LP as of September 30, 2005.  Except as otherwise required by the context, together TMC and Mills LP are referred to as “Mills,” “we,” “us” and “our.”

At September 30, 2005, we owned or had an interest in 42 retail and entertainment-oriented centers comprised of 18 super regional Mills Landmark Centers, 22 regional 21st Century Retail and Entertainment Centers and two International Retail and Entertainment Centers. Of these, five Mills Landmark Centers, nine 21st Century Retail and Entertainment Centers and one International Retail and Entertainment Center were wholly owned. We also owned three community shopping centers, a portfolio of 19 single tenant properties and other related commercial development.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed, consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and our audited financial statements and related footnotes, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.

Basis of Presentation

We consolidate the accounts of TMC, Mills LP and all subsidiaries that we control. We do not consider ourselves to be in control of an entity when major business decisions require the approval of at least one other partner. All significant intercompany transactions and balances have been eliminated in consolidation.

We also consolidate entities that are considered to be a variable interest entity, or VIE, and for which we are the primary beneficiary.  The effects of the elimination of interest and fee income and expense due to intercompany transactions between consolidated entities that are less than 100% owned are attributable to us as primary beneficiary.

Minority Interest in Mills LP

TMC is the sole general partner of Mills LP and owned a 1.0% general partner interest and an 86.2% limited partner interest in Mills LP as of September 30, 2005.  Minority interest in Mills LP is comprised of Mills LP common and preferred units after eliminating TMC’s ownership units. Common minority interest is increased and decreased, respectively, for income and distributions allocated to common units not held by TMC. Periodically, TMC raises additional equity through the issuance of common or preferred stock and contributes the proceeds to Mills LP for an equivalent number of common or preferred units.  In the event of other changes in common equity, an adjustment to minority interest in Mills LP and stockholders’ equity is recorded to reflect TMC’s increased or decreased ownership in Mills LP.

At September 30, 2005 and December 31, 2004, there were 8,282,141 and 8,967,494 common limited partnership units of Mills LP, representing ownership of 12.8% and 13.9%, respectively, not held by TMC.  These units are redeemable in specified circumstances for either, at TMC’s option, cash or shares of TMC common stock on a one for one basis. This redemption right has not been considered in TMC’s computation of per share data, as it does not have a dilutive effect.

Earnings per share

The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Numerator:
Net (loss) income	$(15.1)	$62.3	$(4.2)	$177.9
Less preferred dividends	(18.9)	(11.3)	(50.5)	(29.4)
Adjustment to minority interest	—	1.2	—	—
Numerator for basic (loss) earnings per common share	(34.0)	52.2	(54.7)	148.5
Adjustment to minority interest	—	0.2	—	0.3
Numerator for diluted (loss) earnings per common share	$(34.0)	$52.4	$(54.7)	$148.8
Denominator (in thousands of shares):
Weighted average shares	56,406	54,457	56,064	52,944
Unvested restricted stock awards	(180)	(378)	(251)	(431)
Denominator for basic (loss) earnings per common share	56,226	54,079	55,813	52,513
Effect of dilutive securities:
Employee stock options and restricted stock awards	—	1,041	—	945
Denominator for diluted (loss) earnings per common share	56,226	55,120	55,813	53,458
Basic (loss) earnings per common share	$(0.61)	$0.95	$(0.98)	$2.82
Diluted (loss) earnings per common share	$(0.61)	$0.97	$(0.98)	$2.78

Convertible preferred stock and certain stock options are excluded from the computation of basic and diluted (loss) earnings per common share as their impact is anti-dilutive.

Stock Based Compensation

Effective January 1, 2002, we adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” on a prospective basis for all employee awards granted, modified or settled after the effective date. Because our awards vest over periods ranging from three to ten years, the cost related to stock-based employee compensation is less than would have been recognized had the fair value method been applied to all outstanding and unvested awards in each period. The following presents the pro forma effect of this on net income available to common stockholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net (loss) income as reported	$(15.1)	$62.3	$(4.2)	$177.9
Add (deduct) stock based employee compensation:
Included in reported net income	2.0	4.7	5.5	13.9
Determined under fair value based method for all awards	(2.0)	(4.7)	(5.5)	(13.9)
Pro forma net income	$(15.1)	$62.3	$(4.2)	$177.9
Basic (loss) earnings per share:
As reported	$(0.61)	$0.97	$(0.98)	$2.82
Pro forma	$(0.61)	$0.97	$(0.98)	$2.82
Diluted (loss) earnings per share:
As reported	$(0.61)	$0.95	$(0.98)	$2.78
Pro forma	$(0.61)	$0.95	$(0.98)	$2.78

In December 2004, the Financial Accounting Standards Board issued FAS No. 123R, “Share-Based Payments.” The approach to share-based payments in FAS 123R is similar to the approach described in FAS 123 except that FAS 123R requires all share-based payments to employees, including stock options, be recognized in the income statement based on their fair values. FAS 123R must be adopted no later than the first quarter beginning after December 15, 2005. FAS 123R requires initial grants be reduced by an estimate of future forfeitures whereas we have historically accounted for forfeitures as they occur.  We are evaluating the effect of this change but at present do not expect it, or any other provisions of FAS 123R, to have a significant impact on our results of operations. We expect to adopt its provisions effective January 1, 2006. Excluding the potential impact of forfeitures, had we adopted FAS 123R in prior periods its impact would have approximated that of FAS 123 as detailed above.

Other, net

Other, net is comprised of the following income (expense) items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Interest income	$3.1	$3.3	$9.0	$6.3
Provision for doubtful notes receivable	(4.7)	—	(4.7)	—
Gain on land sales – consolidated joint ventures	—	0.6	18.9	3.3
Gain on land sales – wholly owned	—	—	—	1.1
Other	(1.1)	(1.1)	(0.8)	(2.3)
	$(2.7)	$2.8	$22.4	$8.4

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2005	2004
Operating revenues	$197.8	$558.8	$508.1
Income (loss) from continuing operations	$64.1	$(4.7)	$141.0
Earnings (loss) from continuing operations per common share:
Basic	$1.00	$(0.99)	$2.12
Diluted	$0.98	$(0.99)	$2.09

4.  INVESTMENTS IN JOINT VENTURES

Joint ventures are commonly used in the real estate industry to fund development and/or expansion and to diversify risk in a particular property or area.  We held joint venture interests in 28 properties as of September 30, 2005 and 26 as of December 31, 2004, as well as interests in various development and predevelopment projects. Joint venture interests are accounted for under the equity method while the venture is unconsolidated. Consolidation occurs when we gain control of the entity through the acquisition of additional partnership interests or when the entity becomes a VIE for which we are the primary beneficiary.

Equity in the income or loss of joint ventures is recorded on the equity method of accounting. We allocate income to equity participants based on the terms of the respective partnership agreements upon an assumed liquidation of the joint venture at its depreciated book value as of the end of the reporting period. Partner distributions are defined by the individual joint venture agreements. Generally, net ordinary cash flow is distributed to each partner first to pay preferences on unreturned capital balances, including cumulative unpaid preferences, and thereafter in accordance with specified residual sharing percentages. Cash flow from capital events, including refinancing and asset sales, is generally allocated to partners in an amount equal to first, their cumulative unpaid preference, then their unreturned capital account and thereafter in accordance with residual sharing percentages.

Basis differences in our investments in joint ventures primarily result from: the acquisition of partnership interests which are not reflected at the joint venture level; capitalized interest on the investment balance; and capitalized development and leasing costs recovered by us through fees earned during project development and construction. Basis differences are amortized over the weighted average lives of the assets in the ventures which are estimated to be 25 to 29 years.

Agreements

We are committed to providing additional equity to certain of our joint ventures under development pursuant to the relevant joint venture agreements and we guarantee certain joint venture partners’ preference returns and the repayment of construction debt. Guarantees generally remain in effect until certain debt service coverage tests are met or a permanent loan is obtained, which generally occurs within two to four years after a property’s grand opening. We would be liable under the guarantees if the proceeds are insufficient to fund preference payments, the project’s construction is not completed or the construction loan is not refinanced at or before maturity. Certain of our joint venture agreements are with KanAm, a German syndicator of real estate funds with whom we have a long standing relationship. Most of our KanAm agreements contain provisions whereby we or KanAm can require the purchase by or the sale of KanAm’s ownership interests to us.

Consolidated joint ventures

Effective March 31, 2004, we adopted the provisions of FIN 46(R), “Consolidation of Variable Interest Entities,” or FIN 46, which requires a primary beneficiary to consolidate VIEs. Pursuant to the transition provisions of FIN 46, we consolidated the assets and liabilities of the VIEs on March 31, 2004, and the operating results beginning April 1, 2004. VIE operating results were accounted for under the equity method through March 31, 2004.  The impact of the adoption at March 31, 2004, was to consolidate 15 joint ventures with net assets totaling $985.3 million and to record a minority interest liability of $492.7 million representing the equity interests of our partners in these ventures. A cumulative effect adjustment to earnings of $42.1 million, net of minority interest of $9.3 million, was also recorded reflecting additional capitalized interest as if the entities had been consolidated during their respective construction periods. Had we adopted FIN 46 retroactively, income from continuing operations for the three months ended March 31, 2004, would have been $21.2 million ($0.68 per diluted share).  For the three months ended March 31, 2004 equity in the earnings of these ventures equaled to $8.2 million.

The equity interests in our consolidated joint ventures that are not owned by us are classified as minority interest in consolidated joint ventures in our consolidated financial statements.  Included in our net income is the attribution to us, as primary beneficiary, of the effects of the elimination of interest and fees. For the three and nine months ended September 30, 2005, such amount included development fees of $3.6 million and $17.9 million, respectively, and $10.3 million and $26.5 million for the three and nine months ended September 30, 2004, respectively.  Included in the nine months ended September 30, 2005, was $15.9 million of attribution of fees associated with our Meadowlands Xanadu joint venture. This was principally the result of an amendment to our fee agreements with Kan Am made in connection with revisions to the project development budget.  Net of the cost of the fee income, the Meadowlands Xanadu fee contributed $12.7 million to our income from continuing operations before our minority interest in Mills LP in 2005. Distributions paid to or contributions received from our consolidated joint ventures are reflected as minority interest, net in our consolidated statement of cash flows.

Our consolidated operating property joint ventures are primarily financed through third party mortgages collateralized by their respective operating property.  The creditors of such ventures do not have recourse to our general credit, except to the extent we have guaranteed the joint venture’s debt.  At September 30, 2005, our consolidated joint ventures had mortgages aggregating $1,783.3 million which are included in mortgages, notes and other loans payable in our consolidated balance sheet.  Of this amount, we guaranteed $457.3 million. The carrying value of the related collateral, at September 30, 2005, aggregated $2,723.3 million and is classified in the net real estate and development assets section of our consolidated balance sheet.

In February 2005, the Pittsburgh Mills joint venture secured a construction loan with a total commitment of $175.0 million.  The interest only loan matures in February 2008 and provides for two one-year extensions.  The loan bears interest at LIBOR plus 1.65% and is fully guaranteed by us.  The LIBOR margin and our guaranty are reduced as certain performance measures are achieved.

In June 2005, the Meadowlands Xanadu joint venture closed on its ground lease. A total of $726.2 million will be due over the 75 year term of the lease. The joint venture has prepaid $160.0 million of ground rent which is classified as other assets in our consolidated balance sheet.  We capitalize ground lease amortization during the construction period.

Unconsolidated joint ventures

As of September 30, 2005, preference returns to the joint venture partners were current and we had guaranteed repayment of $116.4 million of unconsolidated joint venture debt and unconsolidated joint venture letters of credit of $2.0 million.  We would be required to guarantee an additional $3.9 million if the unconsolidated joint ventures borrow up to the total loan commitments.  We are also contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District (“City”). The remaining aggregate amount of the special tax assessment is $18.7 million and will be collected through 2020 to fund debt service on bonds issued by the City.

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

Condensed combined financial statements of our unconsolidated joint ventures follow:

CONDENSED COMBINED BALANCE SHEETS:	September 30, 2005	December 31, 2004
Assets:
Net income producing property	$2,834.3	$2,379.2
Construction in progress	199.3	138.9
Cash and cash equivalents	75.2	45.7
Restricted cash	8.7	6.7
Accounts and notes receivable, net	83.7	74.1
Deferred costs and other assets, net	113.6	122.5
Total assets	$3,314.8	$2,767.1
Liabilities and Partners’ Equity:
Debt	$2,598.5	$2,162.6
Other liabilities*	141.3	132.1
Partners’ capital	575.0	472.4
Total liabilities and partners’ equity	$3,314.8	$2,767.1

* Includes amounts due to Mills.

	Three Months Ended September 30,		Nine Months Ended September 30,
CONDENSED COMBINED RESULTS OF OPERATIONS:	2005	2004	2005	2004
		(Restated)		(Restated)
Revenue:
Minimum rent	$65.2	$14.3	$192.0	$95.6
Other property revenue	44.7	9.8	123.6	60.4
Total operating revenues	109.9	24.1	315.6	156.0
Expenses:
Property operating expenses	39.1	8.1	106.8	52.5
Depreciation and amortization	28.5	5.6	81.3	44.4
Total operating expenses	67.6	13.7	188.1	96.9
Operating income	42.3	10.4	127.5	59.1
Other income (expense):
Interest expense	(35.3)	(9.7)	(100.0)	(51.2)
Other, net	0.4	1.0	1.5	3.8
Net income	$7.4	$1.7	$29.0	$11.7

Significant accounting policies used by our unconsolidated joint ventures are consistent with ours.

The results of unconsolidated joint venture operations for the three and nine months ended September 30, 2005 include the results of St. Enoch Centre since the date we purchased our interest.  The results of unconsolidated joint venture operations in 2005 and 2004, include certain joint ventures that were consolidated on March 31, 2004, as a result of the adoption of FIN 46.

5. MORTGAGES, NOTES AND LOANS PAYABLE

At September 30, 2005, we had $552.4 million (net of letters of credit totaling $15.6 million) available under our $1,000.0 million unsecured line of credit.

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

During the nine months ended September 30, 2005 and 2004, Mills LP common units totaling 0.7 million and 3.8 million, respectively, were redeemed on a one-for-one basis for shares of TMC common stock.

9. DIVIDENDS DECLARED

We declared the following dividends during the nine months ended September 30, 2005.

Per Share
Declared September 21, 2005; record date October 21, 2005; paid November 1, 2005:
Common stock	$0.6275
Series B preferred stock	$0.5625
Series C preferred stock	$0.5625
Series E preferred stock	$0.5469
Series F preferred stock	$16.8750
Series G preferred stock	$49.2200

Declared May 18, 2005; record date July 22, 2005; paid August 1, 2005:
Common stock	$0.6275
Series B preferred stock	$0.5625
Series C preferred stock	$0.5625
Series E preferred stock	$0.5469
Series F preferred stock	$16.8750
Series G preferred stock	$42.1094

Declared February 15, 2005; record date April 22, 2005; paid May 2, 2005:
Common stock	$0.6275
Series B preferred stock	$0.5625
Series C preferred stock	$0.5625
Series E preferred stock	$0.5469
Series F preferred stock	$16.8750

With respect to the Series F preferred stock, we paid a penalty of $0.708 per share and $0.903 per share on August 1, 2005 and May 2, 2005, respectively, in accordance with the registration rights agreement. As of June 20, 2005, we ceased to incur penalties under the agreement.

10. RESTATEMENT

As more fully described in Notes 15 and 16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, our unaudited quarterly results for the first three quarters of 2004 were restated to correct our accounting treatment of various items to conform to GAAP and our adoption of FIN 46. Amounts presented for the three and nine months ended September 30, 2004 have been restated accordingly.

THE MILLS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per unit data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Income producing property	$5,200.4	$4,689.9
Less accumulated depreciation and amortization	(938.0)	(801.6)
Net income producing property	4,262.4	3,888.3
Construction in progress	911.6	732.9
Investment in unconsolidated joint ventures	827.8	759.9
Net real estate and development assets	6,001.8	5,381.1
Cash and cash equivalents	133.2	152.9
Restricted cash	69.2	77.0
Accounts receivable, net	180.3	253.2
Notes receivable, net	51.9	61.6
Deferred costs, net	169.3	167.7
Prepaid rent and other assets	182.9	27.4
Total Assets	$6,788.6	$6,120.9

LIABILITIES AND PARTNERS’ CAPITAL
Mortgages, notes and loans payable	$4,419.6	$3,826.6
Accounts payable and other liabilities	341.5	356.2
	4,761.1	4,182.8

Minority interests in consolidated joint ventures	636.6	587.9

Series B Cumulative Redeemable Preferred Units, liquidation value $25.00 per unit, 4,300,000 units issued and outstanding	107.5	107.5
Series C Cumulative Redeemable Preferred Units, liquidation value $25.00 per unit, 3,500,000 units issued and outstanding	87.5	87.5
Series D Cumulative Redeemable Preferred Units, liquidation value $25.00 per unit, 400,000 units issued and outstanding	10.0	10.0
Series E Cumulative Redeemable Preferred Units, liquidation value $25.00 per unit, 8,545,000 units issued and outstanding	213.6	213.6
Series F Convertible Cumulative Redeemable Preferred Units, liquidation value $1,000.00 per unit, 316,250 units issued and outstanding	316.3	316.3
Series G Cumulative Redeemable Preferred Units, liquidation value $2,500.00 per unit, 92,000 units issued and outstanding	230.0	—
General partner’s capital	4.3	6.3
Limited partners’ capital	424.7	611.4
Accumulated other comprehensive loss	(3.0)	(2.4)
Total partners’ capital	1,390.9	1,350.2
Total Liabilities and Partners’ Capital	$6,788.6	$6,120.9

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME

(Unaudited, dollars in millions, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues:
Minimum rent	$118.2	$119.4	$342.8	$294.1
Percentage rent	1.3	1.5	2.5	3.2
Recoveries from tenants	55.6	52.6	162.4	137.7
Other property revenue	10.4	9.9	28.5	28.2
Management fees	2.6	0.6	9.3	5.0
Other fee income	0.7	1.3	4.1	2.4
Total operating revenues	188.8	185.3	549.6	470.6
Expenses:
Recoverable from tenants	58.0	50.8	163.1	129.3
Other operating expenses	14.9	8.0	28.8	17.7
General and administrative	13.9	8.9	38.7	26.1
Cost of fee income	5.7	3.1	16.3	19.7
Depreciation and amortization	64.7	55.3	178.9	137.1
Total operating expenses	157.2	126.1	425.8	329.9
Operating income	31.6	59.2	123.8	140.7
Other income (expense):
Interest expense	(50.9)	(41.1)	(142.1)	(105.8)
Equity in (loss) earnings of unconsolidated joint ventures	(2.1)	(0.1)	(2.2)	4.6
Minority interest in consolidated joint ventures	14.0	11.3	24.0	34.9
Foreign currency exchange (losses) gains	(0.2)	4.9	(26.9)	(2.5)
Abandoned project costs	(9.7)	(3.2)	(11.0)	(5.2)
Other, net	(2.7)	2.8	22.4	8.4
(Loss) income before gains on sales of joint venture interests	(20.0)	33.8	(12.0)	75.1
Gains on sales of joint venture interests	—	39.6	—	84.0
(Loss) income from continuing operations	(20.0)	73.4	(12.0)	159.1
Cumulative effect of FIN 46 adoption	—	—	—	51.4
Net (loss) income	(20.0)	73.4	(12.0)	210.5
Preferred unit distributions	(19.1)	(11.6)	(51.2)	(30.1)
(Loss) income available to common unit holders	$(39.1)	$61.8	$(63.2)	$180.4

(Loss) earnings per common unit – basic:
Continuing operations	$(0.61)	$0.97	$(0.98)	$2.02
Cumulative effect of FIN 46 adoption	—	—	—	0.80
(Loss) earnings per common unit	$(0.61)	$0.97	$(0.98)	$2.82

(Loss) earnings per common unit – diluted:
Continuing operations	$(0.61)	$0.95	$(0.98)	$1.99
Cumulative effect of FIN 46 adoption	—	—	—	0.79
(Loss) earnings per common unit	$(0.61)	$0.95	$(0.98)	$2.78

Dividends paid per common unit	$0.6275	$0.5950	$1.8500	$1.7850

Comprehensive (loss) income, net:
Net (loss) income	$(20.0)	$73.4	$(12.0)	$210.5
Change in fair value of cash flow hedges	6.1	(3.2)	8.2	8.7
Foreign currency translation	(3.5)	0.1	(8.8)	0.2
Comprehensive (loss) income, net	$(17.4)	$70.3	$(12.6)	$219.4

See Accompanying Notes to Consolidated Financial Statements.

THE MILLS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in millions)

	Nine Months Ended September 30,
	2005	2004
		(Restated)

Net cash provided by operating activities	$210.0	$142.1

Cash Flows From Investing Activities:
Consolidation of joint ventures under FIN 46	—	109.7
Minority interest investment in consolidated joint ventures, net	47.6	46.9
Investment in real estate and development assets	(524.8)	(243.7)
Distributions of capital from unconsolidated joint ventures	50.4	7.9
Proceeds from sales of joint venture interests	—	119.6
Proceeds from land sales	29.6	12.9
Acquisition of operating properties	(533.3)	(81.1)
Deferred costs and other intangibles, net	4.6	(13.8)
Net cash used in investing activities	(925.9)	(41.6)

Cash Flows From Financing Activities:
Proceeds from mortgages, notes and loans payable	650.3	564.6
Repayments of mortgages, notes and loans payable	(12.7)	(698.9)
Financing costs	(7.3)	(2.5)
Change in restricted cash	7.9	(12.3)
Proceeds from exercise of stock options	5.2	12.9
Proceeds from preferred units issued	222.2	306.7
Common and preferred distributions paid	(169.4)	(137.0)
Net cash provided by financing activities	696.2	33.5

Net increase (decrease) in cash and cash equivalents	(19.7)	134.0
Cash and cash equivalents, beginning of period	152.9	15.8
Cash and cash equivalents, end of period	$133.2	$149.8

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

Mills LP’s general partner is The Mills Corporation, or TMC, a fully integrated, self-managed real estate investment trust, or REIT, that provides development, redevelopment, leasing, financing, management and marketing services to its properties.  TMC conducts all of its business and owns all of its properties through Mills LP and Mills LP’s various subsidiaries. At September 30, 2005, TMC owned a 1.0% general partner interest and a 86.2% limited partnership interest in Mills LP.  Except as otherwise required by the context, together TMC and Mills LP are referred to as “Mills,” “we,” “us” and “our.”

At September 30, 2005, we owned or had an interest in 42 retail and entertainment-oriented centers comprised of 18 super regional Mills Landmark Centers, 22 regional 21st Century Retail and Entertainment Centers and two International Retail and Entertainment Centers. Of these, five Mills Landmark Centers, nine 21st Century Retail and Entertainment Centers and one International Retail and Entertainment Center were wholly owned. We also owned three community shopping centers, a portfolio of 19 single tenant properties and other related commercial development.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed, consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and our audited financial statements and related footnotes, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.

Basis of Presentation

We consolidate the accounts of Mills LP and all subsidiaries that we control. We do not consider ourselves to be in control of an entity when major business decisions require the approval of at least one other partner. All significant intercompany transactions and balances have been eliminated in consolidation.

We also consolidate entities that are considered to be a variable interest entity, or VIE, and for which we are the primary beneficiary.  The effects of the elimination of interest and fee income and expense due to intercompany transactions between consolidated entities that are less than 100% owned are attributable to us as primary beneficiary.

Earnings per unit

The following table sets forth the computation of basic and diluted (loss) earnings per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Numerator:
Net (loss) income	$(20.0)	$73.4	$(12.0)	$210.5
Less preferred distributions	(19.1)	(11.6)	(51.2)	(30.1)
Numerator for diluted (loss) earnings per common unit	$(39.1)	$61.8	$(63.2)	$180.4
Denominator (in thousands of units):
Weighted average units	64,858	64,487	64,762	64,215
Unvested restricted stock awards	(180)	(378)	(251)	(431)
Denominator for basic (loss) earnings per common unit	64,678	64,109	64,511	63,784
Effect of dilutive securities:
Employee stock options and restricted stock awards	—	1,041	—	945
Denominator for diluted (loss) earnings per common unit	64,678	65,150	64,511	64,729
Basic (loss) earnings per common unit	$(0.61)	$0.97	$(0.98)	$2.82
Diluted (loss) earnings per common unit	$(0.61)	$0.95	$(0.98)	$2.78

Convertible preferred units and certain stock options are excluded from the computation of basic and diluted (loss) earnings per common unit as their impact is anti-dilutive.

Stock Based Compensation

Effective January 1, 2002, we adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” on a prospective basis for all employee awards granted, modified or settled after the effective date. Because our awards vest over periods ranging from three to ten years, the cost related to stock-based employee compensation is less than would have been recognized had the fair value method been applied to all outstanding and unvested awards in each period. The following presents the pro forma effect of this on net income available to common unit holders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net (loss) income as reported	$(20.0)	$73.4	$(12.0)	$210.5
Stock based employee compensation included in reported net income	2.3	5.5	6.5	16.8
Stock based employee compensation determined under fair value based method for all awards	(2.3)	(5.5)	(6.5)	(16.8)
Pro forma net (loss) income	$(20.0)	$73.4	$(12.0)	$210.5
Basic (loss) earnings per unit:
As reported	$(0.61)	$0.97	$(0.98)	$2.82
Pro forma	$(0.61)	$0.97	$(0.98)	$2.82
Diluted (loss) earnings per unit:
As reported	$(0.61)	$0.95	$(0.98)	$2.78
Pro forma	$(0.61)	$0.95	$(0.98)	$2.78

In December 2004, the Financial Accounting Standards Board issued FAS No. 123R, “Share-Based Payments.” The approach to share-based payments in FAS 123R is similar for the approach described in FAS 123 except that FAS 123R requires all share-based payments to employees, including stock options, be recognized in the income statement based on their fair values. FAS 123R must be adopted no later than the first quarter beginning after December 15, 2005. FAS 123R requires initial grants be reduced by an estimate of future forfeitures whereas we have accounted for forfeitures as they occur.  We are evaluating the effect of this change but at present do not expect it, or any other provisions of FAS 123R, to have a significant impact on our results of operations. We expect to adopt its provisions effective January 1, 2006. Excluding the potential impact of forfeitures, had we adopted FAS 123R in prior periods its impact would have approximated that of FAS 123 as detailed above.

Other, net

Other, net is comprised of the following income (expense) items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Interest income	$3.1	$3.3	$9.0	$6.3
Provision for doubtful notes receivable	(4.7)	—	(4.7)	—
Gain on land sales – consolidated joint ventures	—	0.6	18.9	3.3
Gain on land sales – wholly owned	—	—	—	1.1
Other	(1.1)	(1.1)	(0.8)	(2.3)
	$(2.7)	$2.8	$22.4	$8.4

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2005	2004
Operating revenues	$197.8	$558.8	$508.1
Income (loss) from continuing operations	$75.5	$(12.6)	$165.4
Earnings (loss) from continuing operations per common unit:
Basic	$1.00	$(0.99)	$2.12
Diluted	$0.98	$(0.99)	$2.09

4.  INVESTMENTS IN JOINT VENTURES

Joint ventures are commonly used in the real estate industry to fund development and/or expansion and to diversify risk in a particular property or area.  We held joint venture interests in 28 properties as of September 30, 2005 and 26 as of December 31, 2004, as well as interests in various development and predevelopment projects. Joint venture interests are accounted for under the equity method while the venture is unconsolidated. Consolidation occurs when we gain unilateral control of the entity through the acquisition of additional partnership interests or when the entity becomes a VIE for which we are the primary beneficiary.

Equity in the income or loss of joint ventures is recorded on the equity method of accounting. We allocate income to equity participants based on the terms of the respective partnership agreements upon an assumed liquidation of the joint venture at its depreciated book value as of the end of the reporting period. Partner distributions are defined by the individual joint venture agreements. Generally, net ordinary cash flow is distributed to each partner first to pay preferences on unreturned capital balances, including cumulative unpaid preferences, and thereafter in accordance with specified residual sharing percentages. Cash flow from capital events, including refinancing and asset sales, is generally allocated to partners in an amount equal to first, their cumulative unpaid preference, then their unreturned capital account and thereafter in accordance with residual sharing percentages.

Basis differences in our investments in joint ventures primarily result: from the acquisition of partnership interests which are not reflected at the joint venture level; capitalized interest on the investment balance; and capitalized development and leasing costs recovered by us through fees earned during project development and construction. Basis differences are amortized over the weighted average lives of the assets in the ventures which are estimated to be 25 to 29 years.

Agreements

We are committed to providing additional equity to certain of our joint ventures under development pursuant to the relevant joint venture agreements and we guarantee certain joint venture partners’ preference returns and the repayment of construction debt. Guarantees generally remain in effect until certain debt service coverage tests are met or a permanent loan is obtained, which generally occurs within two to four years after a property’s grand opening. We would be liable under the guarantees if the proceeds are insufficient to fund preference payments, the project’s construction is not completed or the construction loan is not refinanced at or before maturity. Certain of our joint venture agreements are with KanAm, a German syndicator of real estate funds with whom we have a long standing relationship. Most of our KanAm agreements contain provisions whereby we or KanAm can require the purchase by or the sale of KanAm’s ownership interests to us.

Consolidated joint ventures

Effective March 31, 2004, we adopted the provisions of FIN 46(R), “Consolidation of Variable Interest Entities,” or FIN 46, which requires a primary beneficiary to consolidate VIEs. Pursuant to the transition provisions of FIN 46, we consolidated the assets and liabilities of the VIEs on March 31, 2004, and the operating results beginning April 1, 2004. VIE operating results were accounted for under the equity method through March 31, 2004.  The impact of the adoption at March 31, 2004, was to consolidate 15 joint ventures with net assets totaling $985.3 million and to record a minority interest liability of $492.7 million representing the equity interests of our partners in these ventures. A cumulative effect adjustment to earnings of $51.4 million, was also recorded reflecting additional capitalized interest as if the entities had been consolidated during their respective construction periods. Had we adopted FIN 46 retroactively, income from continuing operations for the three months ended March 31, 2004, would have been $53.0 million ($0.68 per diluted unit).  For the three months ended March 31, 2004 equity in the earnings of these ventures equaled to $8.2 million.

The equity interests in our consolidated joint ventures that are not owned by us are classified as minority interest in consolidated joint ventures in our consolidated financial statements.  Included in our net income is the attribution to us, as primary beneficiary, of the effects of the elimination of interest and fees. For the three and nine months ended September 30, 2005, such amount included development fees of $3.6 million and $17.9 million, respectively, and $10.3 million and $26.5 million for the three and nine months ended September 30, 2004, respectively.  Included in the nine months ended September 30, 2005, was $15.9 million of attribution of fees associated with our Meadowlands Xanadu joint venture. This was principally the result of an amendment to our fee agreements with KanAm made in connection with revisions to the project development budget.  Net of the cost of the fee income, the Meadowlands Xanadu fee contributed $12.7 million to our income from continuing operations in 2005. Distributions paid to or contributions received from our consolidated joint ventures are reflected as minority interest, net in our consolidated statement of cash flows.

Our consolidated operating property joint ventures are primarily financed through third party mortgages collateralized by their respective operating property.  The creditors of such ventures do not have recourse to our general credit, except to the extent we have guaranteed the joint venture’s debt.  At September 30, 2005, our consolidated joint ventures had mortgages aggregating $1,783.3 million which are included in mortgages, notes and other loans payable in our consolidated balance sheet.  Of this amount, we guaranteed $457.3 million. The carrying value of the related collateral, at September 30, 2005, aggregated $2,723.3 million and is classified in the net real estate and development assets section of our consolidated balance sheet.

In February 2005, the Pittsburgh Mills joint venture secured a construction loan with a total commitment of $175.0 million.  The interest only loan matures in February 2008 and provides for two one-year extensions.  The loan bears interest at LIBOR plus 1.65% and is fully guaranteed by us.  The LIBOR margin and our guaranty are reduced as certain performance measures are achieved.

In June 2005, the Meadowlands Xanadu joint venture closed on its ground lease.  A total of $726.2 million will be due over the 75 year term of the lease.  The joint venture has prepaid $160.0 million of ground rent which is classified as other assets in our consolidated balance sheet.  We capitalize ground lease amortization during the construction period.

Unconsolidated joint ventures

As of September 30, 2005, preference returns to the joint venture partners were current and we had guaranteed repayment of $116.4 million of unconsolidated joint venture debt and unconsolidated joint venture letters of credit of $2.0 million.  We would be required to guarantee an additional $3.9 million if the unconsolidated joint ventures borrow up to the total loan commitments.  We are also contingently liable for property taxes and assessments levied against Ontario Mills Limited Partnership by the City of Ontario Special Assessment District (“City”). The remaining aggregate amount of the special tax assessment is $18.7 million and will be collected through 2020 to fund debt service on bonds issued by the City.

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

Condensed combined financial statements of our unconsolidated joint ventures follow:

CONDENSED COMBINED BALANCE SHEETS:	September 30, 2005	December 31, 2004
Assets:
Net income producing property	$2,834.3	$2,379.2
Construction in progress	199.3	138.9
Cash and cash equivalents	75.2	45.7
Restricted cash	8.7	6.7
Accounts and notes receivable, net	83.7	74.1
Deferred costs and other assets, net	113.6	122.5
Total assets	$3,314.8	$2,767.1
Liabilities and Partners’ Equity:
Debt	$2,598.5	$2,162.6
Other liabilities*	141.3	132.1
Partners’ capital	575.0	472.4
Total liabilities and partners’ equity	$3,314.8	$2,767.1

* Includes amounts due to Mills.

	Three Months Ended September 30,		Nine Months Ended September 30,
CONDENSED COMBINED RESULTS OF OPERATIONS:	2005	2004	2005	2004
		(Restated)		(Restated)
Revenue:
Minimum rent	$65.2	$14.3	$192.0	$95.6
Other property revenue	44.7	9.8	123.6	60.4
Total operating revenues	109.9	24.1	315.6	156.0
Expenses:
Property operating expenses	39.1	8.1	106.8	52.5
Depreciation and amortization	28.5	5.6	81.3	44.4
Total operating expenses	67.6	13.7	188.1	96.9
Operating income	42.3	10.4	127.5	59.1
Other income (expense):
Interest expense	(35.3)	(9.7)	(100.0)	(51.2)
Other, net	0.4	1.0	1.5	3.8
Net income	$7.4	$1.7	$29.0	$11.7

Significant accounting policies used by our unconsolidated joint ventures are consistent with ours.

The results of unconsolidated joint venture operations for the three and nine months ended September 30, 2005 include the results of St. Enoch Centre since the date we purchased our interest.  The results of unconsolidated joint venture operations in 2005 and 2004, include certain joint ventures that were consolidated on March 31, 2004, as a result of the adoption of FIN 46.

5. MORTGAGES, NOTES AND LOANS PAYABLE

At September 30, 2005, we had $552.4 million (net of letters of credit totaling $15.6 million) available under our $1,000.0 million unsecured line of credit.

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

During the nine months ended September 30, 2005 and 2004, Mills LP common units totaling 0.7 million and 3.8 million, respectively, were redeemed on a one-for-one basis for shares of TMC common stock.

9. DISTRIBUTIONS DECLARED

We declared the following distributions during the nine months ended September 30, 2005.

Per Unit
Declared September 21, 2005; record date October 21, 2005; paid November 1, 2005:
Common unit	$0.6275
Series B preferred unit	$0.5625
Series C preferred unit	$0.5625
Series D preferred unit	$0.5469
Series E preferred unit	$0.5469
Series F preferred unit	$16.8750
Series G preferred unit	$49.2200

Declared May 18, 2005; record date July 22, 2005; paid August 1, 2005:
Common unit	$0.6275
Series B preferred unit	$0.5625
Series C preferred unit	$0.5625
Series D preferred unit	$0.5469
Series E preferred unit	$0.5469
Series F preferred unit	$16.8750
Series G preferred unit	$42.1094

Declared February 15, 2005; record date April 22, 2005; paid May 2, 2005:
Common unit	$0.6275
Series B preferred unit	$0.5625
Series C preferred unit	$0.5625
Series D preferred unit	$0.5469
Series E preferred unit	$0.5469
Series F preferred unit	$16.8750

With respect to the Series F preferred units, we paid a penalty of $0.708 per unit and $0.903 per unit on August 1, 2005 and May 2, 2005, respectively, in accordance with the registration rights agreement. As of June 20, 2005, we ceased to incur penalties under the agreement.

10. RESTATEMENT

As more fully described in Notes 15 and 16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, our unaudited quarterly results for the first three quarters of 2004 were restated to correct our accounting treatment of various items to conform to GAAP and our adoption of FIN 46. Amounts presented for the three and nine months ended September 30, 2004 have been restated accordingly.

THE MILLS CORPORATION

THE MILLS LIMITED PARTNERSHIP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes the financial condition and results of operations of both The Mills Corporation, or TMC, and The Mills Limited Partnership, or Mills LP, of which TMC is the sole general partner and in which TMC owned a 1.0% general partner interest and a 86.2% limited partner interest as of September 30, 2005.  TMC conducts all of its business and owns all of its properties through Mills LP and Mills LP’s various subsidiaries. As the general partner of Mills LP, TMC has the exclusive power to manage the business of Mills LP, subject to certain limited exceptions.

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

Critical Accounting Policies

Our 2004 Annual Report on Form 10-K contains a discussion of critical accounting policies that include consolidation, revenue recognition, REIT status, acquisition and impairment of real estate assets, equity method of accounting for unconsolidated joint ventures, foreign currency translation and cost capitalization.  There were no material changes to our critical accounting policies for the three and nine months ended September 30, 2005.

Overview

We use a number of key operating statistics to evaluate the performance of our individual operating properties and to review the performance of our combined portfolio, which includes both wholly owned and joint venture properties. Key operating statistics at September 30, 2005 were as follows:

•                  In-line tenant sales for the twelve months ended September 30, 2005 increased over the twelve months ended September 30, 2004: gross sales per square foot rose 9.8% to $382 and same center tenant sales per square foot rose 5.1% to $368. Same space in-line tenant sales rose 3.2% to $1,562.5 million for the nine months ended September 30, 2005 as compared to the same period in 2004.

•                  As compared to fiscal year 2004 averages, total average rent per square foot increased $0.77 to $23.55; average rent per square foot for in-line tenants rose $1.27 to $34.18 while average rent per square foot for anchor tenants increased $0.11 to $11.75.

•                  Re-leasing spreads for in-line spaces for the nine months were 13.6% as compared to 19.1% for the fiscal year 2004.

•                  Comparable occupancy rose 0.9% to 95.5%; overall occupancy decreased slightly to 92.6% from 92.9% as of September 30, 2004.

Results of Operations

The comparability of our operating results is significantly impacted by changes in our consolidated property portfolio. Since September 30, 2004: we acquired all or a portion of 12 properties; we sold a portion of one property; and we opened two properties.  We also re-opened one property and sold a portion of one property during the third quarter of 2004, which has also affected comparability.  In addition, as a result of our adoption of FIN 46 on March 31, 2004, 15 previously unconsolidated joint ventures were consolidated effective March 31, 2004.

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

In evaluating the performance of our properties we use net operating income, or NOI. NOI is a non-GAAP measure that we believe provides us an opportunity to better assess the results of our operating properties before considering individual capital structures and depreciation based on historical costs. For our purposes, NOI is comprised of property revenue (minimum rent, percentage rent, recovery income and other property revenue) less recoverable expenses and other property operating expense. Depreciation and amortization expense, interest expense and management and other corporate fees are excluded from property NOI. Our NOI measures may not be comparable to other similarly titled measures of other companies. Operating income, a component of net income, is considered by management to be the most comparable GAAP measure relative to NOI.

Comparison for the three months ended September 30, 2005 to the three months ended September 30, 2004

Mills LP loss from continuing operations was $20.0 million compared to income of $73.4 million in 2004. Of the $93.4 million decline, $39.6 million was due to the absence of a 2004 gain on the sale of a joint venture partnership interest. As described below, the remaining decrease is due to a decline in NOI of $12.0 million and increases in most expense categories, notably a $13.1 million increase in depreciation and amortization expense (including $3.7 million classified as equity in earnings of unconsolidated joint ventures), a $9.8 million increase in interest expense, a $6.5 million increase in abandoned project costs and a $5.0 million increase in general and administrative expenses.

TMC’s loss from continuing operations was $15.1 million compared to income of $62.3 million in 2004 reflecting the decrease in Mills LP income from continuing operations, as described above, partially offset by the change in the minority interests in Mills LP. TMC’s ownership in Mills LP increased to 87.2% as of September 30, 2005 from 84.8% as of September 30, 2004.

Portfolio results of operations:

As noted previously, we use NOI in evaluating the performance of our properties.  The following, in millions, summarizes our portfolio operating results for the three months ended September 30, 2005 and 2004 on a combined basis and reconciles the components of NOI to our consolidated statements of income. A reconciliation from NOI to operating income is also provided.

	Comparable	Non- comparable	Total	Unconsolidated Joint Ventures	Eliminations	Consolidated
2005:
Minimum rent	$102.8	$80.6	$183.4	$(65.2)	$—	$118.2
Other revenue	58.8	53.2	112.0	(44.7)	—	67.3
Property revenue	161.6	133.8	295.4	(109.9)	—	185.5
Property operating costs	56.9	52.9	109.8	(36.0)	(0.9)	72.9
Net operating income	$104.7	$80.9	$185.6	$(73.9)	$0.9	$112.6
Mills’ proportionate share	$88.7	$42.2	$130.9	$(34.9)	$0.9	$96.9

Net operating income (above)			$185.6	$(73.9)	$0.9	$112.6
Depreciation			(93.2)	28.5	—	(64.7)
General and administrative			(13.9)	—	—	(13.9)
Cost of fees			(5.7)	—	—	(5.7)
Fee income			3.3	—	—	3.3
Retail and fee elimination			(2.2)	3.1	(0.9)	—
Operating income			$73.9	$(42.3)	$—	$31.6

	Comparable	Non- comparable	Total	Unconsolidated Joint Ventures	Eliminations	Consolidated
2004 (restated):
Minimum rent	$104.0	$30.2	$134.2	$(14.3)	$(0.5)	$119.4
Other revenue	56.5	17.3	73.8	(9.8)	—	64.0
Property revenue	160.5	47.5	208.0	(24.1)	(0.5)	183.4
Property operating costs	50.1	16.3	66.4	(7.6)	—	58.8
Net operating income	$110.4	$31.2	$141.6	$(16.5)	$(0.5)	$124.6
Mills’ proportionate share	$89.6	$22.9	$112.5	$(8.3)	$(0.5)	$103.7

Net operating income (above)			$141.6	$(16.5)	$(0.5)	$124.6
Depreciation			(60.9)	5.6	—	(55.3)
General and administrative			(8.9)	—	—	(8.9)
Cost of fees			(3.1)	—	—	(3.1)
Fee income			1.9	—	—	1.9
Retail and fee elimination			(1.0)	0.5	0.5	—
Operating income			$69.6	$(10.4)	$—	$59.2

On a consolidated basis, property revenues increased $2.1 million in 2005. Properties acquired or opened during or since the third quarter of 2004 contributed revenues of $16.6 million which was offset by $15.7 million of revenues from properties unconsolidated as a result of the sale of partnership interests during the same period.  Increased termination income of $2.3 million in 2005 also contributed to the change.

Consolidated operating expenses increased $14.1 million in 2005. Approximately $3.9 million of the increase was due to changes in the composition of our consolidated portfolio during and since the third quarter of 2004.  An additional $8.5 million was due to higher bad debt expense which includes a write off of a $4.2 million straight-line rent receivable that resulted from the assumption and modification of leases of five skate parks by a new operator; three of these leases are at comparable properties.  Recoverable expenses were $3.7 million higher, also contributing to the increase.

On a combined basis, comparable NOI declined $5.7 million in 2005.  Of this, $4.1 million was attributable to higher bad debt expense, including $3.1 million attributable to the write off of the straight-line rent receivable referred to above, and $1.8 million due to lower net recovery income.  These negative variances were partially offset by increased termination income of $1.5 million.

Noncomparable, combined NOI increased $49.7 million from 2004 to 2005.  Changes in our portfolio due to acquisitions and openings during or since the third quarter of 2004 increased NOI by approximately $54.6 million, offset by the reduced contribution from properties undergoing redevelopment.  Further offsetting the increase was higher bad debt expense of $5.7 million, including $1.1 million attributable to the write off of the straight-line rent receivable referred to above, attributable to properties that have been owned and opened for the past 24 months.

Corporate and other:

The following compares the components of our corporate operations (in millions):

	2005	2004
		(Restated)
Management and other fee income	$3.3	$1.9
General and administrative expenses	$13.9	$8.9
Cost of fee income	$5.7	$3.1
Depreciation and amortization	$64.7	$55.3

Management and other fee income increased $1.4 million.  The increase is primarily due to additional management fee income from unconsolidated joint venture properties acquired since September 30, 2004. Our share of fee income from consolidated joint ventures is classified as minority interests in consolidated joint ventures.

General and administrative expenses increased $5.0 million in 2005 reflecting the incremental costs of managing a larger portfolio and ongoing efforts to recruit, retain and reward the human resources necessary to manage a more complex and geographically diverse portfolio, including the cost of developing the infrastructure for our international operations.

Cost of fee income increased $2.6 million primarily relating to costs associated with leasing and development fees.  Cost of development fees as a percentage of gross development fees increased in the current period primarily relating to our Meadowlands Xanadu project.  During the third quarter of 2004, the estimated costs related to the Meadowlands development fee decreased, resulting in a higher profit margin.  Certain costs were reduced and a portion of the costs are to be reimbursed directly by the Meadowlands partnerships.  Fee income associated with these costs is classified as management and other fee income or as minority interests in consolidated joint ventures.

Depreciation and amortization increased $9.4 million primarily as a result of changes in the composition of our consolidated portfolio during or since the third quarter 2004.

Other income (expense):

The following (in millions) compares components of other income (expense):

	2005	2004
		(Restated)
Interest income	$3.1	$3.3
Interest expense	$(50.9)	$(41.1)
Equity in (loss) earnings of unconsolidated joint ventures	$(2.1)	$(0.1)
Minority interest in consolidated joint ventures	$14.0	$11.3
Foreign currency exchange (losses) gains	$(0.2)	$4.9
Abandoned project costs	$(9.7)	$(3.2)
Other, net	$(2.7)	$2.8

Interest expense increased $9.8 million, of which $5.9 million was attributable to properties acquired or opened during or since the third quarter of 2004.  Higher average outstanding balances on our line of credit and term loan contributed $6.1 million of the increase.  Additional increases resulted from higher interest rates.  These increases were partially offset by $5.1 million attributable to two properties that were unconsolidated as a result of selling partnership interests in August and December of 2004 and increased capitalized interest related to development projects.

Equity in (loss) earnings of unconsolidated joint ventures is comprised of the following.

	2005	2004
		(Restated)
Mills’ share of operating results	$2.5	$0.8
Amortization of investment balances in excess of the joint ventures’ book values	(4.6)	(0.9)
	$(2.1)	$(0.1)

Combined net income of the unconsolidated joint ventures was $7.4 million in 2005 and $1.7 million in 2004. The increase in the joint ventures’ combined net income, our share of such income and the amortization expense resulted primarily from the acquisition of nine joint ventures in October 2004 and another in January 2005. Also, in August 2004 and December 2004, partnership interests in two consolidated properties were sold and the properties were unconsolidated.

Minority interest in consolidated joint ventures represents our partners’ share in the operating results of 11 consolidated joint ventures in 2005 and ten in 2004. These joint ventures all contain a promoted capital structure and the allocation of net income is made primarily based on the equity positions of each partner as of period end.

	2005	2004
		(Restated)
Minority interest in losses (earnings)	$6.3	$(1.8)
Attribution to Mills of the elimination of interest and fees	7.7	13.1
	$14.0	$11.3

As a result of the year to date allocation, our partners’ allocation in the quarter was a loss of $7.9 million, their share of the underlying combined net loss of $7.1 million. Their share was increased by the attribution to us of intercompany fees and interest of $1.6 million, resulting in a net negative allocation of $6.3 million in 2005. In 2004, their share of the underlying combined net income of $5.2 million amounted to $0.6 million and was increased by the attribution to us of $1.2 million of intercompany fees and interest, resulting in a positive net allocation of $1.8 million. In addition to the fees and interest earned from consolidated joint venture operating properties, our share of capitalized fees and fees and interest earned from consolidated development joint venture projects are also included as attribution. The additional attribution of capitalized fees and fees and interest from development projects amounted to $6.1 million in 2005 and $11.9 million in 2004, with the decrease due primarily to lower interest income from Meadowlands Xanadu.

Foreign currency exchange losses result principally from re-measuring our non-U.S. investment and advance balances which are denominated in local currencies into the U.S. dollar for reporting purposes.

Abandoned project costs increased $6.5 million.  In the third quarter 2005 we wrote off two predevelopment projects totaling $9.3 million that we concluded no longer met the definition as probable of development under GAAP.

Other, net decreased $5.5 million. The decrease was attributable primarily to a $4.7 million provision for doubtful notes receivable in 2005. Land sale gains of $0.6 million were also included in 2004.

Comparison for the nine months ended September 30, 2005 to the nine months ended September 30, 2004

Mills LP loss from continuing operations was $12.0 million in 2005 compared to income of $159.1 million in 2004. The decline of $171.1 million was attributable primarily to the absence of $84.0 million of income from the 2004 joint venture sales. As described below, the remaining decrease is due primarily to an increase of $51.9 million in depreciation and amortization expense (including $10.1 million classified as equity in earnings of unconsolidated joint ventures), a $36.3 million increase in interest expense and an increase of $24.4 million in foreign currency exchange losses.

TMC loss from continuing operations was $4.2 million as compared to income of $135.8 million in 2004 reflecting the decrease in Mills LP income from continuing operations, as described above, partially offset by the change in the minority interests in Mills LP.  TMC’s ownership in Mills LP increased to 87.2% as of September 30, 2005 from 84.8% at September 30, 2004.

Portfolio results of operations

As noted previously, we use net operating income, or NOI, in evaluating the performance of our properties. In the third quarter, we reclassified certain operations from comparable to noncomparable NOI. For the six months ended June 30, 2005 and 2004, these operations had combined NOI of $6.6 million and $5.6 million, respectively:

•      The Esplanade is now classified as noncomparable due to the impact Hurricane Katrina has had on its service area. The Esplanade is wholly owned and located in a suburb of New Orleans, LA. The center suffered relatively minor physical damage and re-opened on October 28, 2005. Hurricane related expenses and lost rent reduced NOI for the three and nine months ended September 30, 2005, by $0.9 million, of which $0.5 million is expected to be recovered through business interruption insurance.

•      Mainstreet operations are now classified as comparable or noncomparable based on the property where the pushcart is located. Previously, all Mainstreet operations were included as comparable.

The following, in millions, summarizes our portfolio operating results for the nine months ended September 30, 2005 and 2004 on a combined basis and reconciles the components of NOI to our consolidated statements of income.  A reconciliation from NOI to operating income is also provided.

	Comparable	Non- comparable	Total	Unconsolidated Joint Ventures	Eliminations	Consolidated
2005:
Minimum rent	$309.8	$227.2	$537.0	$(192.0)	$(2.2)	$342.8
Other revenue	175.8	141.5	317.3	(123.6)	(0.3)	193.4
Property revenue	485.6	368.7	854.3	(315.6)	(2.5)	536.2
Property operating costs	159.7	128.8	288.5	(95.7)	(0.9)	191.9
Net operating income	$325.9	$239.9	$565.8	$(219.9)	$(1.6)	$344.3
Mills’ proportionate share	$259.8	$132.3	$392.1	$(106.2)	$(1.6)	$284.3

Net operating income (above)			$565.8	$(219.9)	$(1.6)	$344.3
Depreciation			(260.2)	81.3	—	(178.9)
General and administrative			(38.7)	—	—	(38.7)
Cost of fees			(16.3)	—	—	(16.3)
Fee income			13.4	—	—	13.4
Fee elimination			(12.7)	11.1	1.6	—
Operating income			$251.3	$(127.5)	$—	$123.8

	Comparable	Non- comparable	Total	Unconsolidated Joint Ventures	Eliminations	Consolidated
2004 (restated):
Minimum rent	$301.8	$88.4	$390.2	$(95.6)	$(0.5)	$294.1
Other revenue	178.8	50.7	229.5	(60.4)	—	169.1
Property revenue	480.6	139.1	619.7	(156.0)	(0.5)	463.2
Property operating costs	150.4	43.8	194.2	(46.7)	(0.5)	147.0
Net operating income	$330.2	$95.3	$425.5	$(109.3)	$—	$316.2
Mills’ proportionate share	$250.9	$71.3	$322.2	$(55.8)	$—	$266.4

Net operating income (above)			$425.5	$(109.3)	$—	$316.2
Depreciation			(181.5)	44.4	—	(137.1)
General and administrative			(26.1)	—	—	(26.1)
Cost of fees			(19.7)	—	—	(19.7)
Fee income			7.4	—	—	7.4
Fee elimination			(5.8)	5.8	—	—
Operating income			$199.8	$(59.1)	$—	$140.7

On a consolidated basis, property revenues rose $73.0 million while property operating costs increased $44.9 million. Changes in the composition of our consolidated portfolio accounted for $55.2 million of the change in consolidated property revenues and $28.4 million of the change in consolidated operating costs, including the joint ventures that were consolidated on March 31, 2004 upon the adoption of FIN 46. These joint ventures had property revenues of $68.8 million and property operating costs of $23.4 million for the first quarter of 2005.

Consolidated operating costs were also adversely affected by higher bad debt expense of $9.5 million, including the write off in the third quarter of 2005 of a $4.2 million straight-line rent receivable that resulted from the assumption and modification of leases of five skate parks by a new operator; three of these leases are at comparable properties.

On a combined basis, comparable NOI declined $4.3 million in 2005.  Of this, $5.7 million was attributable to higher bad debt expense including $3.1 million attributable to the write off of the straight-line rent receivable referred to above.  Also contributing the decrease were lower termination and net recovery income partially offset by an increase in minimum rent because of higher occupancy.

Noncomparable, combined NOI increased $144.6 million from 2004 to 2005.  Changes in our portfolio due to acquisitions and openings during or since the third quarter of 2004 increased NOI by approximately $153.4 million, slightly offset by a reduced contribution from properties undergoing redevelopment.  Further offsetting the increase was higher bad debt expense of $6.5 million, including $1.1 million attributable to the write off of the straight-line rent receivable referred to above, attributable to properties that have been owned and opened for the past 24 months.

Corporate and other:

The following compares the components of our corporate operations (in millions):

	2005	2004
		(Restated)
Management and other fee income	$13.4	$7.4
General and administrative expenses	$38.7	$26.1
Cost of fee income	$16.3	$19.7
Depreciation and amortization	$178.9	$137.1

Management and other fee income increased $6.0 million.  The increase was primarily due to additional management fee income from unconsolidated joint venture properties acquired or opened during or since the third quarter 2004, partially offset by the elimination of fee income from joint ventures consolidated under the provisions of FIN 46.  The impact of fee income from consolidated joint ventures has been classified as minority interests in consolidated joint ventures since April 1, 2004.

General and administrative expenses increased $12.6 million in 2005 reflecting the incremental costs of managing a larger portfolio and ongoing efforts to recruit, retain and reward the human resources necessary to manage a more complex and geographically diverse portfolio, including the cost of developing the infrastructure for our international operations.

Cost of fee income decreased $3.4 million primarily relating to costs associated with development fees. Cost of development fees as a percentage of gross development fees decreased in the current period primarily due to a $25.0 million increase in the development fee during the second quarter of 2005 relating to our Meadowlands Xanadu project.  The estimated costs associated with overall development fees remain unchanged during the current period.  Fee income associated with these costs is classified as management and other fee income or as minority interests in consolidated joint ventures.

Depreciation and amortization increased $41.8 million. The joint ventures consolidated upon the adoption of FIN 46 in 2004 contributed $22.1 million of the increase while properties opened or acquired in 2005 accounted for most of the remainder.

Other income (expense):

The following (in millions) compares components of other income (expense):

	2005	2004
		(Restated)
Interest expense	$(142.1)	$(105.8)
Equity in (loss) earnings of unconsolidated joint ventures	$(2.2)	$4.6
Minority interest in consolidated joint ventures	$24.0	$34.9
Foreign currency exchange losses	$(26.9)	$(2.5)
Abandoned project costs	$(11.0)	$(5.2)
Other, net	$22.4	$8.4

Interest expense increased $36.3 million principally due to the joint ventures consolidated effective March 31, 2004 upon the adoption of FIN 46. For the first quarter of 2005 these ventures had interest expense of $20.0 million.  Newly acquired or opened properties contributed $9.5 million to the increase. Higher average outstanding balances on our line of credit and term loan contributed $13.3 million. Additional increases resulted from higher interest rates.  These increases were partially offset by $14.6 million attributable to two properties that were unconsolidated as a result of selling partnership interests in August and December of 2004.

Equity in (loss) earnings of unconsolidated joint ventures is comprised of the following.

	2005	2004
		(Restated)
Mills’ share of operating results	$12.5	$9.2
Amortization of investment balances in excess of the joint ventures’ book values	(14.7)	(4.6)
	$(2.2)	$4.6

Combined net income of the joint ventures was $29.0 million in 2005 and $11.7 million in 2004. The increase in the joint ventures’ combined net income, our share of such income and the amortization expense resulted primarily from the acquisition of nine joint ventures in October 2004 and another in January 2005. Also, in August 2004 and December 2004, partnership interests in two consolidated properties were sold and the properties were unconsolidated. As noted previously, this comparison is further affected by the consolidation of joint ventures under FIN 46 effective March 31, 2004.

Minority interest in consolidated joint ventures represents our partners’ share in the operating results of consolidated joint ventures (11 as of September 30, 2005 and ten as of September 30, 2004) and includes the attribution to us of the elimination of intercompany fees and interest. These joint ventures all contain a promoted capital structure and the allocation of net income is made primarily based on the equity positions of each partner at period end.

	2005	2004
		(Restated)
Minority interest in earnings	$(5.3)	$(4.2)
Attribution to Mills of the elimination of interest and fees	29.3	39.1
	$24.0	$34.9

As a result of this allocation, our partners in 2005 were allocated income of $1.0 million, their share of the underlying combined net income of $22.0 million. Their share was increased by the attribution to us of intercompany fees and interest of $4.3 million, resulting in a net positive allocation of $5.3 million in 2005. In 2004, their share of the underlying combined net income of $16.4 million amounted to $1.6 million and was increased by the attribution to us of $2.6 million of intercompany fees and interest, resulting in a positive net allocation of $4.2 million. In addition to the fees and interest earned from consolidated joint venture operating properties, our share of capitalized fees and fees and interest earned from consolidated development joint venture projects are included as attribution. The additional attribution of capitalized fees and fees and interest from development projects amounted to $25.0 million in 2005 and $36.5 million in 2004, with the decrease due primarily to lower interest income from Meadowlands Xanadu offset in part by higher fees from Pittsburgh Mills. As noted previously, this comparison is further affected by the consolidation of joint ventures under FIN 46 effective March 31, 2004.

Foreign currency exchange losses result principally from re-measuring our non-U.S. investment and advance balances which are denominated in local currencies into the U.S. dollar for reporting purposes.  Foreign currency exchange losses were incurred in both periods as the U.S. dollar strengthened relative to the local currencies of the countries in which we operate.

Abandoned project costs increased $5.8 million.  In the third quarter 2005 we wrote off two predevelopment projects totaling $9.3 million that we concluded no longer met the definition as probable of development under GAAP.

Other, net increased $14.0 million.  The increase was attributable to land sale gains of $18.9 million in 2005 compared to $4.4 million in 2004 and an increase in interest income of $2.7 million.  These increases were partially offset by a provision for doubtful notes receivable of $4.7 million in 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
TMC income from continuing operations	$(15.1)	$62.3	$(4.2)	$135.8
Add (deduct) consolidated items:
Depreciation and amortization	67.6	55.7	188.5	138.2
Gains on sales of joint venture interests	—	(39.6)	—	(84.0)
Foreign currency exchange losses (gains)	0.2	(4.9)	26.9	2.5
Deduct partners’ share of depreciation and amortization from consolidated joint ventures	(13.5)	(12.8)	(37.4)	(29.0)
Add our share of depreciation and amortization from unconsolidated joint ventures	14.3	3.3	41.0	25.0
Mills LP common unit holders’ share of above adjustments	(9.2)	(0.2)	(29.7)	(7.1)
TMC FFO	44.3	63.8	185.1	181.4
Minority interest reflected as common equity in Mills LP	4.3	11.3	21.9	30.4
Mills LP FFO	48.6	75.1	207.0	211.8
Less preferred unit distributions	(19.1)	(11.6)	(51.2)	(30.1)
FFO available to Mills LP common unit holders	$29.5	$63.5	$155.8	$181.7

Liquidity and Capital Resources

Our consolidated cash flow for the nine months ended September 30 was as follows (in millions):

	2005	2004
		(Restated)
Net cash flows provided (used) by:
Operating activities	$210.0	$142.1
Investing activities	(925.9)	(41.6)
Financing activities	696.2	33.5
Net (decrease) increase in cash and cash equivalents	(19.7)	134.0
Cash and cash equivalents at beginning of the period	152.9	15.8
Cash and cash equivalents at the end of the period	$133.2	$149.8

Our cash flows for the nine months ended September 30, 2005 and 2004 were not directly comparable due to our adoption of FIN 46, which resulted in the consolidation of the cash balances from 15 previously unconsolidated joint ventures as of March 31, 2004.  Included in cash flows provided by investing activities for 2004 was $109.7 million attributable to these joint ventures. Distributions from our joint ventures are not subject to any significant restrictions but are governed by the underlying joint venture documents which specify how cash is distributed to each partner.

At September 30, 2005, our balance of cash and cash equivalents was $133.2 million which includes $101.6 million of consolidated joint venture cash balances. Cash and cash equivalents exclude restricted cash of $69.2 million which is used to pay operating and capital expenditures of operating properties that serve as collateral for secured loans.  Also, at September 30, 2005, our unconsolidated joint ventures had combined cash and cash equivalents totaling $75.2 million, excluding restricted cash balances of $8.7 million.

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

We also have a $1.0 billion unsecured line of credit, of which $552.4 million was available at September 30, 2005.  In October 2005, we drew an additional $114.0 million.  Our ability to draw on this line of credit is subject to the maintenance of the financial ratios specified in the underlying agreement.  As of September 30, 2005, we were in compliance with all of the financial covenants under our existing credit facility, and we believe that we will continue to remain in compliance with these covenants.  While we believe we will be able to maintain a capital structure that will enable us to have access to the line of credit, it is possible that, in the future, certain of the financial ratios could constrain our ability to access the entire committed amount. During 2005, we entered into an amendment with respect to our credit facility. The amendment, among other things, reduced the capitalization rate used to determine the capitalization value, as defined in the credit facility, of our portfolio. This reduction had the effect of increasing the capitalization value of our portfolio.  Since the capitalization value is used to calculate various financial covenants, including the maximum leverage and secured leverage ratios, the reduction in the capitalization rate had a positive impact on our ability to access the line of credit.

Financing Activities

We use various financing techniques to fund capital investments including construction loans, debt refinancing and common and/or preferred equity issuances. Proceeds from the sale or conveyance of partnership interests are also available to supplement this funding. Over the last nine months, we and our joint ventures have completed several such transactions, as described below.

In January 2005, in connection with the acquisition of a 50% joint venture interest in St. Enoch Centre, a $358.7 million mortgage on the property was obtained.  Our share of the mortgage was $179.3 million.  The interest-only loan bears interest at 5.53% and matures in April 2012.

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

Projects Under Construction

In July 2005, Pittsburgh Mills opened. The $219.0 million joint venture project has 1.1 million square feet of GLA.

In June 2005, the Meadowlands Xanadu joint venture closed on its ground lease. A total of $726.2 million will be due over the 75 year lease term, including $160.0 million paid in 2005. There are no additional significant ground lease payments due until year 16 of the lease. Ground lease amortization is capitalized during construction and expensed after the project opens over the life of the lease on a straight-line basis.

Our current budget of $1,195.0 million for the entertainment/retail component of Meadowlands Xanadu includes revenue generating costs relating to parking decks and utility systems of approximately $155.0 million.  Other revenue enhancing scope changes are under study and testing and may be added to the project scope at the later date including sponsorship of a snowdome and ferris wheel.  The budget also includes final state and federal permit and approval costs, costs relating to adjustments of the project schedule to the Fall 2007 opening and the cost of the Empire tract which was contributed to the State for conservation as part of the consideration for the project site. We expect to finance up to 60% to 70% of the project costs through traditional construction loan financing and, potentially, other project specific financing.  The balance of the project costs will be financed through equity.  Upon completion, we anticipate that the total equity required could be up to $600.0 million, if revenue enhancing scope changes are added to the project.  Our partners have funded $374.7 million as of September 30, 2005 and are expected to fund another $10.0 million to $60.0 million.  Our final equity requirements are anticipated to be in the range of $100.0 million to $200.0 million.  Our interim funding obligations may exceed the range temporarily depending on the timing of the third party financing. Our funding as of September 30, 2005 was $165.4 million.

Projects Under Development, Redevelopment and Expansion

Several projects are at various stages in the development due diligence process, including the following.

Property/Location	Estimated Net Costs	Mills’ Capital Contribution	Anticipated Opening
108 N. State Street - Chicago, IL	$295	100%	2007
Potomac Town Center - Washington, DC	131	50%	2007
Mercati Generali - Rome, Italy	345	75%	2008
The Piers - San Francisco, CA	164	100%	2008

We are also pursuing opportunities in Barcelona, Spain; Calgary, Canada; Minneapolis, MN; Montreal, Canada; Ravenscraig (suburban Glasgow), Scotland; Rome, Italy; San Diego, CA; San Francisco, CA; Segrate (suburban Milan), Italy; Tewksbury, MA; Valencia, Spain; Vallejo, CA; Vancouver, Canada; and Yonkers, NY.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, on behalf of both TMC and Mills LP, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including related internal controls over financial reporting, were not effective as of September 30, 2005 as a result of the matters described under “Weaknesses in Control Environment.”  Management has begun the process of remediating the factors that led to this conclusion and expects to complete such remediation by December 31, 2005.

As more fully described in our 2004 Annual Report on Form 10-K, we restated certain of our previously issued financial statements to reflect the correction of errors arising from our historical use of certain accounting policies, including our policies governing the calculation of equity in earnings, capitalization of interest and other costs, sales of joint venture interests, promotion funds, and the income statement presentation of fees and associated costs.  During the fiscal quarter ended March 31, 2005, we implemented additional procedures for reviewing the selection, application and monitoring of accounting policies, hired additional accounting staff and identified expert accounting consultants for input on financial reporting matters.  In an effort to provide long-term structural enhancements to our accounting operations and control procedures in the third quarter of 2005, we engaged a consulting firm to work with management, including our President and Chief Financial Officer, to assist in the (a) evaluation of our accounting practices and quarter closing processes, (b) assessment of our accounting personnel and (c) evaluation of the efficiency and effectiveness of tasks performed by our accounting department, with the goal of increasing the effectiveness of our internal control procedures and implementing accounting “best practices.”

Weaknesses in Control Environment

Based on the above mentioned evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were certain weaknesses in the control environment, including a lack of uniform and consistent communication among all members of senior management, such that our disclosure controls and procedures, including related internal controls over financial reporting, did not reasonably assure that:

(a) we would receive timely and sufficient information to enable the

(i) establishment of appropriate reserves for accounts and notes receivable,

(ii) valuation of certain investments made by one of our taxable REIT subsidiaries and

(iii) assessment of the probability of development of certain predevelopment projects,

(b) tenant year-end reconciliation billings would comply with established accounting procedures and

(c) the application of accounting policies for certain transactions would be appropriate.

We have begun to implement the following remediation efforts to improve our disclosure controls and control environment and expect to complete such remediation by December 31, 2005:

•      We will focus on increasing the clarity and uniformity of communications by senior management and establish further controls over authorizations and approval of transactions.

•      We will implement additional training for our key business and finance personnel to familiarize them with the information needed to enhance their assessments of accounts receivable, development projects and investments.

•      We will also implement additional training for our accounting personnel to enhance their application of accounting policies.

Notwithstanding the weaknesses identified above, management believes that our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows as of and for the periods presented.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In March 2003, Hartz Mountain Industries, Inc., or Hartz, filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the New Jersey Sports and Exposition Authority, or NJSEA, from entering into a contract with us and Mack-Cali for the redevelopment of the Continental Airlines Arena site, the “Xanadu Project”. In May 2003, the court denied Hartz’s request for an injunction and dismissed its suit for failure to exhaust administrative remedies. In June 2003, the NJSEA held hearings on Hartz’s protest, and on a parallel protest filed by another rejected developer, Westfield, Inc., or Westfield.  On September 10, 2003, the NJSEA ruled against Hartz’s and Westfield’s protests. Hartz and Westfield, as well as Elliot Braha and three other taxpayers (collectively “Braha”), thereafter filed appeals from the NJSEA’s final decision.  By decision dated May 14, 2004, the Appellate Division of the Superior Court of New Jersey rejected the appellants’ contention that the NJSEA lacks statutory authority to allow retail development of its property.  The Appellate Division also remanded Hartz’s claim under the Open Public Records Act, seeking disclosure of additional documents from NJSEA, to the Law Division for further proceedings. The Supreme Court of New Jersey declined to review the Appellate Division’s decision.  On August 19, 2004, the Law Division issued a decision resolving Hartz’s Open Public Records Act claim and ordered NJSEA to disclose some, but not all, of the documents Hartz was seeking.  The Appellate Division, in a decision rendered on November 24, 2004, upheld the findings of the Law Division in the remand proceeding.  The Supreme Court of New Jersey declined to review the Appellate Division’s decision.  At Hartz’s request, the NJSEA thereafter held further hearings on December 15 and 16, 2004, to review certain additional facts in support of Hartz’s and Westfield’s bid protest.  Braha, as a taxpayer, did not have standing to participate in the supplemental protest hearing.  On March 4, 2005, the Hearing Officer rendered his Supplemental Report and Recommendation to the NJSEA, finding no merit in the protests presented by Hartz and Westfield.  The NJSEA accepted the Hearing Officer’s Supplemental Report and Recommendation on March 30, 2005, and Hartz and Braha have appealed that decision to the Appellate Division.

In January 2004, Hartz and Westfield also appealed to the Appellate Division of the Superior Court of New Jersey from the NJSEA’s December 2003 approval and execution of the formal redevelopment agreement with the Mills LP.

In November 2004, Hartz and Westfield filed additional appeals in the Appellate Division challenging NJSEA’s resolution authorizing the execution of the first amendment to the redevelopment agreement with Mills LP and the ground lease.

All of the above appeals have been consolidated by the Appellate Division and are pending.

The Borough of Carlstadt filed an action in the Superior Court of New Jersey, Law Division, challenging the Xanadu Project, which asserts claims that are substantially similar to the claims asserted by Hartz and Braha discussed above.  By Order dated November 19, 2004, the Law Division transferred that matter to the Superior Court of New Jersey, Appellate Division.  This matter is pending.

Several appeals filed by Hartz, Westfield and others, including certain environmental groups, that challenge certain approvals received by the Mills LP from the NJSEA, the New Jersey Meadowlands Commission, or NJMC, and the New Jersey Department of Environmental Protection, or NJDEP, remain pending before the Appellate Division.  Some of these appeals challenge NJDEP’s issuance of a stream encroachment permit, waterfront development permit, and coastal zone consistency determination for the Xanadu Project.  Others appeal the conclusions rendered by NJDEP and NJMC in their reports issued in connection with a consultation process that NJSEA is statutorily required to undertaken in connection with any NJSEA-development project.

A Hartz affiliate and a trade association have filed an appeal from an advisory opinion favorable to Mills LP issued by the Director of the Division of Alcoholic Beverage Control concerning the availability of special concessionaire permits.  That appeal is also pending in the Appellate Division of the Superior Court of New Jersey.

Three separate lawsuits have been filed in the United States District Court for the District of New Jersey challenging a permit issued by the U.S. Army Corps of Engineers, or USACE, in connection with the project.  The first suit was filed on March 30, 2005, by the Sierra Club, the New Jersey Public Interest Group Citizen Lobby, Inc., and the New Jersey Environmental Federation.  The Sierra Club also filed a motion for a preliminary injunction to stop certain construction activities on the project, which the Court denied on July 6, 2005.  Additional suits were filed on May 16 and May 31, 2005, respectively, by Hartz (together with one of its officers as an individual named plaintiff) and the Borough of Carlstadt.  The Meadowlands Mills/Mack-Cali Limited Partnership and USACE filed motions to dismiss the Hartz complaint for lack of standing.  On October 25, 2005, the District Court granted the motions and dismissed the Hartz complaint with prejudice.  Similar motions may be filed to dismiss the Carlstadt complaint.  In the meantime, the Court has not yet set a schedule for further proceedings in either of the two remaining cases.  It is expected that motions for summary judgment on the merits or each complaint will be filed and briefed sometime within the next several months.

On April 5, 2005, the New York Football Giants filed an emergency application with the Superior Court of New Jersey, Chancery Division, seeking an injunction stopping all work on the project as being in violation of its existing lease with the NJSEA.  The court heard oral argument on the application on August 5, 2005, and denied the Giants’ motion for preliminary injunctive relief.  The Giants’ claim for permanent injunction relief remains pending.  We are currently discussing an agreement with the Giants and NJSEA to resolve this litigation.

The New Jersey Builders’ Association, or NJBA, has commenced an action, which is pending in the Appellate Division, alleging that NJSEA has failed to meet a purported obligation to provide affordable housing at the Meadowlands Complex and, seeking, among other relief, an order enjoining the construction of the Xanadu Project.  NJBA filed an application for preliminary injunctive relief seeking to enjoin further construction of the Xanadu Project at the Continental Airlines Arena site, which the Appellate Division denied on July 28, 2005.  Mills LP is not a party to that action.

We believe that Mills LP’s proposal and the planned project fully comply with applicable laws, and intend to continue our vigorous defense of our rights under the executed Redevelopment Agreement and executed ground lease. We do not believe that the pending appeals or federal and state trial court litigations will have any material affect on our ability to develop the project.

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

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that may yet be Purchased Under the Plans or Programs
July 1 - July 31, 2005	5,400	$62.11	N/A	N/A
August 1 – August 31, 2005	—	—	N/A	N/A
September 1 – September 30, 2005	3,798	54.81	N/A	N/A
Total	9,198		N/A	N/A

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
Dated: November 9, 2005
	By:	/s/ Mary Jane Morrow
Mary Jane Morrow
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant’s Principal Financial Officer)

THE MILLS LIMITED PARTNERSHIP
Dated: November 9, 2005
	By:	The Mills Corporation, its general partner

/s/ Mary Jane Morrow
Mary Jane Morrow
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as the Registrant’s Principal Financial Officer)

(3)                                 Exhibits

Exhibit Number	Description
10.1#

Operating Guidelines for the Administration of Annual Incentive Awards Program for Vice Presidents and Above, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to The Mills Corporation’s Current Report on Form 8-K filed on September 27, 2005).

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